Form 10-Q
period 1995-09-30
PEERLESS TUBE CO
filed 1995-11-28
CIK 76958

THIS DOCUMENT IS A COPY OF THE 10Q FILED ON NOVEMBER 15, 1995 PURSUANT TO RULE 201.

                       SECURITIES EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995
Commission File No. 1-7215
                            PEERLESS TUBE COMPANY
New Jersey             22-1 191280 (I.R.S. Employer Identification
                              58-76 Locust Ave.
                        Bloomfield, New Jersey 07003
                           Telephone: 201-743-5100

Securities registered pursuant to Section 12(b) of the act:

None

Securities registered pursuant to section 12(9) of the act:

     Title of Class                           Exchange

Common stock $1.33-1/3 par value  Over the counter (Symbol PLSU)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x No

On November 13, 1995, the aggregate market value of the voting stock held by non affiliates of the registrant is approximately $1,0776,000. This market value is based on the most recent trade of a relatively small number of the Company's shares at $.4375 per share. Previous other trades of similar small blocks of stock in the last 52 weeks have ranged in transaction price from $.1250 - $1.0312.

Common Stock, Par Value $1.33-1/3
Outstanding at September 30, 1995 2,462,973 Shares
Documents incorporated by reference:          None.

                       SECURITIES EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                  FORM 10-Q
                            PEERLESS TUBE COMPANY
              For the quarterly period ended September 30,1995
                              Table of Contents

Description                                                          Page#

Part I - Financial Information. . . . . . . . . . . . . . . . . . . . . . . . .
Consolidated Balance Sheets 9/30/95 & 12/31/94. . . . . . . . . . . . . . . . .
Consolidated Statements of Operations for the
Nine Months Ended 9/30/95 & 9/30/94 . . . . . . . . . . . . . . . . . . . . . .

Consolidated Statements of Operations for the
Quarters Ended 9/30/95 & 9/30/94. . . . .  . . . . . . . . . . . . . . . . . . .

Consolidated Statements of Cash Flows for the
Nine Months Ended 9/30/95 & 9/30/94 . .. . . . . . . . . . . . . . . . . . . . .

Consolidated Statements of Cash Flows for the
Quarters Ended 9/30/95 & 9/30/94. . .. . . . . . . . . . . . . . . . . . . . . .

Notes to the Consolidated Financial Statements. .. . . . . . . . . . . . . . . .

Management's Discussion & Analysis of the
Financial Condition & Results of Operations .. . . . . . . . . . . . . . . . . .

Part II - Other Information

Item 5.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Item 6.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Signatures.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Peerless Tube Company                               September 30,    December 31,
                                                            1995            1994

Consolidated Balance Sheet
______________________________________________________________________________________

                    Assets
                 ____________
Current assets:
 Cash and cash equivalents                                 263,000         550,000

 Accounts receivable, less allowance for
 doubtful accounts of $189,000 and $77,000
 in 1995 and 1994, respectively                          3,693,000       3,740,000

 Inventories                                             3,223,000       3,500,000

 Prepaid expenses                                           49,000          66,000

Other current assets                                        39,000         110,000
                                                          ________       _________

    Total current assets                                 7,267,000       7,978,000


 Property, plant and
 equipment, net                                          8,813,000       9,464,000

 Other assets                                               58,000          58,000

                                                          ________       _________

 Deferred tax assets, net of
  valuation allowance
  of $4,400,000 and $3,756,000
  in 1995 and 1994, respectively                       $16,138,000     $17,500,000

       Liabilities & Stockholders' Equity
       __________________________________

Current liabilities:

 Accounts payable                                       $3,299,000      $3,261,000

 Accrued liabilities                                     1,915,000       1,395,000

 Revolving credit line                                   1,605,000       1,816,000

 Current portion of long term debt                         639,000         618,000
                                                          ________         _______

    Total current liabilities                            7,458,000       7,090,000


 Long term debt                                          3,915,000       4,287,000

 Deferred gain                                           1,251,000       1,340,000

Other liabilities                                          255,000         210,000
                                                          ________         _______

     Total liabilities                                  12,879,000      12,927,000
                                                          ________         _______

Commitments and contingencies


Stockholders' equity:

 Common stock, $1.33-1/3 par value;
 authorized

 5,000,000 shares; issued and outstanding

 2,536,935 shares                                   3,382,000   3,382,000

 Additional paid-in capital                        14,439,000 14,439,000

 Equity adjustment for minimum
 pension liability                                   (464,000)  (464,000)

 Accumulated defIcit                              (13,754,000)(12,440,000)

 Less: 73,962 shares of stock in
 treasury, at cost                                   (344,000)   (344,000)
                                                    __________  __________

    Total stockholders' equity                      3,259,000   4,573,000
                                                    _________   _________

                                                  $16,138,000  $17,500,000
                                                    _________   __________

The accompanying notes should be read in conjunction with the consolidated financial statements.

Peerless Tube Company and Subsidiary
Consolidated Statement of
Operations and Accumulated Deficit

                                   For the nine months ended September 30,
                                      1995                  1994
Net sales                          $22,916,000            $25,532,000

Cost of sales                       21,780,000             23,344,000

Gross profit on sales                1,136,000              2,188,000

Selling and general
 and administrative expenses        (2,289,000)            (2,249,000)

Interest expense                      (638,000)              (677,000)

Other income, net                      477,000                242,000

Net loss                            (1,314,000)              (496,000)

Accumulated Deficit:

Beginning of period                (12,440,000)           (11,836,000)

End of period                     ($13,754,000)          ($12,332,000)

Net loss per share                      ($0.53)                ($0.20)

Average shares outstanding           2,462,973              2,462,973

The accompanying notes should be read in conjunction with the consolidated financial statements.

Peerless Tube Company and Subsidiary
Consolidated Statement of
Operations and Accumulated Deficit

                                   For the quarter ended September 30,
                                      1995                  1994
Net sales                          $7,072,000             $9,083,000

Cost of sales                       6,745,000              8,287,000
                                   __________            ___________

Gross profit on sales                 327,000                796,000

Selling and general
 and administrative expenses         (677,000)              (694,000)

Interest expense                     (199,000)              (246,000)

Other income, net                     120,000                232,000
                                   ____________             _________
Net (loss) income                    (429,000)               (88,000)

Accumulated Deficit:

Beginning of quarter              (13,325,000)           (12,420,000)
                                   ___________            __________

End of quarter                   ($13,754,000)          ($12,332,000)
                                   ___________           ____________

Net (loss) income per share            ($0.17)                ($0.04)
                                   ___________           ____________
Average shares outstanding           2,462,973              2,462,973


The accompanying notes should be read in conjunction with the consolidated financial statements.

Peerless Tube Company and Subsidiary
Consolidated Statement of
Operations and Accumulated Deficit

                                   For the nine months ended September 30,
                                      1995                  1994
Cash flows from operating
activities:

 Net loss                          ($1,314,000)           ($496,000)

Adjustments to reconcile net
loss to net cash (used in)
provided by operating activities:

 Depreciation and amortization         797,000              793,000
 Provision for bad debts               112,000               61,000
 Deferred gain                         (72,000)
 Other, net                           (236,000)            (249,000)

 Decrease (increase) in assets:
   Accounts receivable                 (65,000)          (1,298,000)
   Inventories                         277,000              542,000
   Prepaid expenses                     19,000               13,000
   Other current assets                 71,000              134,000
  Increase (decrease) in liabilities:
   Accounts payable                     38,000              310,000
   Accrued liabilities                 270,000               63,000
Total adjustments                    1,211,000              369,000
    Net cash used in
     operating activities             (103,000)            (127,000)

Cash flows from investing
activities:
 Proceeds from sale of assets, net     531,000
 Purchases of property, plant,
 and equipment                        (163,000)             (52,000)
   Net cash provided by (used in)
     investing activities              368,000              (52,000)

Cash flows from financing
activities:
 Net (repayments) borrowings under
 credit line                          (211,000)             820,000
 Proceeds from equipment leases
 and loans                             130,000              750,000
 Reduction of long term debt and
   current maturities                 (481,000)          (1,429,000)
   Net cash (used in) provided by
     financing activities             (562,000)              141,000

Net decrease in cash
 and cash equivalents                 (297,000)              (38,000)
Cash and cash equivalents
 beginning of period                   560,000               761,000
Cash and cash equivalents
 end of period                        $263,000              $723,000


The accompanying notes should be read in conjunction with the consolidated financial statements.

Peerless Tube Company and Subsidiary
Consolidated Statement of Cash Flows

                                   For the quarter ended September 30,
                                      1995                  1994
Cash flows from operating
activities:
 Net (loss) income                 ($429,000)             $88,000

Adjustments to reconcile net
 loss to net cash provided
 (used in) operating activities:
 Depreciation and amortization       267,000              265,000
 Provision for bad debts              36,000               21,000
 Deferred gain                        (2,000)                   0
 Other, net                         (230,000)            (249,000)

 Decrease (increase) in assets:
   Accounts receivable               842,000               64,000
   Inventories                      (136,000)           1,352,000
   Prepaid expenses                   74,000                7,000
   Other current assets               47,000               12,000
  Increase (decrease) in
  liabilities:                                                  0
   Accounts payable                 (204,000)            (555,000)
   Accrued liabilities               (53,000)              84,000
Total adjustments                    641,000            1,001,000
    Net cash provided by
     operating activities            212,000            1,089,000

Cash flows from investing
activities:
 Proceeds from sale of assets, net    95,000                    0
 Purchases of property, plant,
 and equipment                       (87,000)             219,000
   Net cash provided by (used in)
     investing activities              8,000              219,000

Cash flows from financing
activities:
 Net borrowings under credit line   (495,000)            (537,000)
 Proceeds from equipment leases       50,000              524,000
 Reduction of long term debt and          0                     0
   current maturities               (177,000)          (1,137,000)
   Net cash (used in) provided by
    financing activities            (622,000)          (1,150,000)

Net decrease in cash
 and cash equivalents               (402,000)             158,000
Cash and cash equivalents beginning
 of period                           665,000              565,000
Cash and cash equivalents end
 of period                          $263,000             $723,000

The accompanying notes should be read in conjunction with the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:     PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements for the nine months and quarters ended September 30, 1995 and 1994 have been prepared by the Company without audit. These consolidated financial statements herein prepared by the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report Form 10-K for the year ended December 31, 1994 and the Company's Quarterly Reports Form 10-Q for the quarters ended June 30, 1995 and March 31, 1995.

In the opinion of management, these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the Company. The results of operations may not be indicative of the results that may be expected for the year ending December 31, 1995.


Reclassification

Certain items in the 1994 consolidated financial statements have been reclassified to conform with their presentation in 1995.


NOTE 2 - BUSINESS AND DEBT RESTRUCTURING
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Since 1988; however, the Company has sustained operating losses which resulted in the Company restructuring its business and certain of its debt. In addItion, the Company's management continues to evaluate and reshape its business plans to improve the operational results of the Company and respond to the changes in the economic and competitive market in which the Company operates. For the last four fiscal years, the Company has improved its net income and exceeded its internal projections.

In 1995, the Company's progress has been adversely impacted by lower sales and aluminum price increases. The overall industry has experienced an overall slowdown in sales activity. In addition, excess capacity in the market has created very competitive pricing which has decreased the opportunity for increases in selling prices to customers. Further, new and existing business is being quoted at sales prices that will likely erode the industry's historical profit margins for the immediate future. Accordingly, the Company and its competitors have been unable to offset higher operating costs created by the combination of higher aluminum prices and the impact of fixed costs at lower volumes. In response to these industry trends, the Company has taken some measures to reduce costs; however, should these economic factors extend, additional action and contingency steps will be implemented. Although less significant than the impact of decreased sales and higher aluminum costs, process improvement and major cost reduction programs which have driven previous margin improvements are continuing. Except for periodic additions to meet peaks in sales demands, the Company has maintained its current head count near historic lows. Through its Continuous Improvement Program and Total Quality Leadership activities, the Company has increased its customer satisfaction and performance.

In the first nine months of 1995, the Company also sold certain production equipment, which was obsolete in the Company's operations, for approximately $531,000. In addition, the Company amended its working capital line agreement with its secured lender in November 1995 to extend the agreement term to January 1999 and provide additional working capital.

Management believes that similar actions presently being taken to improve the Company's operating performance, as well as additional benefits to be obtained in future periods from the impact of the items discussed above will provide the opportunity for the Company to continue as a going concern.


NOTE 3 - INVENTORY
Inventory is comprised of the following:

                                    Inventory

                       September 30           December 31.
                          1995                   1994

Raw materials          $1,730,000                   $1,999,000
Work-in-process           131,000                      138,000
Finished goods          1,362,000                    1,363,000

                       $3,223,000                   $3,500,000


In the first nine months of 1995, an estimated loss of $400,000 was recorded based on the application of the lower of cost or market standards for inventories and purchase commitments for aluminum.
Of this loss, $150,000 is included in cost of goods sold while $250,000 is included in other expense.


NOTE 4 - ACCRUED LIABILITIES

Accrued liabilIties is comprised of the following:


                                        Accrued Liabilities

                                   September 30,    December 31,
                                      1995             1994

Payroll, payroll taxes, and
payroll related costs                  $749,000           $525,000
Health benefits                         180,000            180,000
Reserve for loss on
purchase commitments                    250,000
All other                               736,000            690,000
                                        _______           ________
                                      $1,915,000        $1,395,000



NOTES - LONG-TERM DEBT/REVOLVING LINE OF CREDIT

Long-term debt is comprised of the following:

                             Long-Term Debt

                                              September 30,     December 31,
                                                  1995              1994

11%   Capital lease obligation in connection    $3,651,000      $3,852,000
      with 1991 sale and leaseback of Puerto
      Rico assets, final payment due in 2006,
      total minimum lease payments of
      $5,672.000 less $2,021,000 representing
      interest

Prime Equipment loan secured by substantially      562,000         703,000
+4%   all the Company's Bloomfield,NJ
      machinery and equipment payable to a
      lender, final payment due in 1998

Average     Various purchase money capital         341,000         350,000
of 18%      leases for manufacturing and
            office equipment, final payment
            due in 1998, total minimum lease
            payments of $435,000 less $95,000
            representing interest

                                                 4,554,000       4,905,000

      Less: Current portion                       (639,000)       (618,000)

      Long-term debt                            $3,915,000      $4,287,000


NOTE 6 - OTHER INCOME

Other income is comprised of:

                                   Other Income, net

                                   September 30,    September 30,
                                      1995             1994


Gain on obsolete equipment           $531,000                $197,000
sales
Provision for loss on adverse        (250,000)
purchase orders (NOTE 3)
All other                             196,000                  45,000

                                     $477,000                $242,000


NOTE 7 - MAJOR CUSTOMERS

In the first nine months of 1995, four customers accounted for 66% (25%, 15%, 14% and 12%) of the Company's sales. In 1994, these same customers accounted for 64% (27%, 14%, 10% and 13%) of the Company's sales.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

At September 30, 1995, the Company had outstanding purchase commitments of approximately $1,494,000 for raw aluminum through December 1995. In October 1995, approximately $494,000 of these purchase commitments were canceled. The remaining commitments are substantially offset by firm purchase orders or contracts from customers. As described in NOTE 3, an estimated loss of $250,000 was recorded in the Consolidated Statement of Operations and Accumulated DeficIt for the nine months ended September 30, 1995, based on the application of the lower of cost or market standards for these commitments.



MANAGEMENT'S DISCUSSION & ANALYSIS OF THE
FINANCIAL CONDITION & RESULTS OF OPERATIONS

BUSINESS AND FINANCIAL RESTRUCTURE

Since 1990, the Company has been restructuring and improving both its debt structure and business operations. The Company had made substantial progress in containing losses and minimizing its cash outflow. For four consecutive years, the Company also had bettered its internal projections and the previous year's results.

For the nine months ended September 30, 1995, the Company's business recovery; however, has been hurt by economic factors facing its industry, including higher aluminum costs, lower sales volume and over capacity in the marketplace.

The Company's aluminum costs through September 30, 1995 have been 40% higher than its 1994 average acquisition cost. Due to the excess capacity and a very competitive market, only a portion of these increased costs have been reflected in higher selling prices. Further, new and existing business is being quoted at sales prices that will likely erode the industry's historical profit margins for the immediate future. Accordingly, the Company and its competitors have been unable to offset higher operating costs created by the combination of higher aluminum prices and the impact of fixed costs at lower volume. In response to these industry trends, the Company has taken some measures to reduce costs; however, should these economic factors extend, additional action and contingency steps will be implemented. More specifically, as noted in the Company's Annual Report 10-K, the Company's ability to implement its longer term strategies will depend on the following:

1. Minimization of current year (1995) losses and preservation of cash and liquidity. As reflected in the net loss of $1,314,000 reported for the nine months ended September 30, 1995, the minimization of additional losses will be difficult. A 10% reduction in sales year-to-date, and rising costs, particularly increases in the cost of aluminum, the Company's principal raw material cost, costs have exceeded the Company's operating improvements. Aluminum prices have moderated from earlier 1995 high price levels, and the Company has managed a very critical period by aggressively managing its cash. Management also has provided for $400,000 for anticipated accounting losses relative to inventory write-downs and purchase commitments. If the current downward trend in industry sales continues, the Company's ability to meet this objective will be further challenged. The Company's cash and liquidity position was helped by the sale of certain obsolete equipment in the first nine months of 1995 which resulted in $531,000 in cash and a gain of a like amount. In November 1995, the Company also obtained an extension of its revolving credit line which provided additional working capital.

2. Sale of idle or excess property. As discussed above, the Company already has secured the proceeds of approximately $531,000, and has already exceeded the total proceeds that were received in 1994 from similar activity. In addition, the Company has had discussions with several interested parties as to a sale and leaseback transaction that would provide additional cash and lower operating costs.

3. Continued support from the Company's secured lender. The Company is in compliance with all its covenants, and in November 1995 agreed to new terms and conditions with its lender which are favorable to the Company. The Company also anticipates continued support from its vendors.

4. Sustaining the 1994 profitable performance in its wholly-owned subsidiary. Peerless Tube Company of Puerto Rico, Inc.
      Through the first nine months of 1995 this operation is profitable.

5. Retention and continued development of the Company's customer base. There have been no major customer changes to date in 1995. Several customers are: however, reassessing their contracts with the Company. With the competitive pressures facing the industry, management is uncertain of the outcome of these decisions, but believes it will retain a core base of business. Depending on the outcome of these decisions, management has various alternatives and contingency plans which it is prepared to execute.

6. Obtaining financing for new equipment. Based on current market demands and industry capacity, such financing now appears to be a longer-term issue. The Company continues its capital repair and maintenance programs, and remains competitive with industry technology and capability.

Despite the difficulty of the above requirements, the Company's management believes it can be successful in these efforts, and points to its accomplishments over the last several years.
Although not a guarantee of future success, this past performance and willingness to take necessary actions in its restructuring is an indication of management's commitment and potential for future success. As previously discussed, the Company's longer-term restructure will be enhanced by the acquisition of new equipment or development of new product offerings. For the near future, the Company must depend solely on the continued improvement in its operations to gradually reverse its trend of operating losses.
This necessity, in the opinion of management, has a high degree of risk and is dependent on many factors cited above. The time frame to be successful remains critical and Company's management is acutely aware of the need to minimize future losses and generate positive cash flow.


SALES AND RESULTS OF OPERATIONS 1995 COMPARED TO 1994


Overall Summaries

There are three primary factors in the comparison for the nine months and quarters ended September 30, 1995 and September 30, 1994, respectively, were:

      1.    significant sales decreases;
      2. the acquisition cost of aluminum, which increased approximately 40% over the previous periods in 1994; and
      3. an increase of other income, net in the nine months ended September 30, 1995 of $235,000 which was primarily from the sale of obsolete equipment.

These items and other items of significance are further discussed in the paragraphs that follow.

Sales

Sales revenues decreased for the nine months and quarter ended September 30, 1995 by approximately $2,616,000, or 10%, and $2,011,000, or 22%, respectively, compared to the prior year. Sales of aerosols were lower than 1994 by approximately $2,436,000, or 14% through the first nine months of 1995. Sales of aluminum tubes after a strong start in 1995 have also decreased during the first nine months by $497,000 or 7%. These decreases in sales were also net of a 1995 price increases of approximately 4-7%. The 1995 overall unit volume is approximately 13% lower than in 1994. As a percentage of total sales, customer sales in dollars to the Company's larger accounts in total were generally similar to last year; however, the aerosol dollar sales volume from these customers was down by $1,062,000 or 7%. This decrease appears to reflect industry trends in 1995. There appears to be an underlying softness in the market, and continuing downward inventory adjustments being made by these large marketers. The remainder of the Company's lower aerosol business can be also be attributed to this "soft" market, as well as lost sales to competitors, including a relatively new competitor, who appears to have priced product to attract new business to initially fill capacity. More recently, the overall industry has been hurt by economic factors, including higher aluminum costs, lower sales and over capacity in the market-place. These conditions have made for a very competitive market as the individual companies in the industry are aggressively seeking new business to cover fixed costs and fill respective capacity.
The Company's current backlog of production orders and finished goods inventory is $6,500,000 compared to $10,000,00 last year and is reflective of this overall sales trend discussed above. Given the shorter lead times created by the excess capacity in the market, and the order pattern, as to "release" dates by larger customers, this decrease is not necessarily an accurate forecast of future sales. Management believes that sales for the remainder of the year will continue to be below those levels obtained in 1994. The Company's sales for aluminum aerosols for the first nine months of 1995 accounted for approximately 65.9% of the sales compared to 68.7% in 1994. The reasons for this shift in sales mix is discussed above. The mix of individual product sizes and diameter within each category for the quarter has remained similar to 1994.


Gross Margin

The gross profit for the nine months ended September 30, 1995 and September 30, 1994, was $1,136,000, or 5.0% of sales, and $2,188,000 or 8.6% of sales, respectively. For the quarters ended September 30, 1995 and September 30, 1994, the gross profit was $327,000 or 4.6%, and $796,000 or 8.8%, respectively. The decline in gross margin was due to the impact of the decreased sales volume and increases in the cost of aluminum which was not entirely offset by price increases to customers. For the nine months ended September 30, 1995, cost of goods sold also includes a $150,000 inventory write-down to its aluminum inventory to reflect the impact of the increased aluminum prices. Management estimates that the Company recovered 40-50% of these increases from customer price increases. As discussed above, aluminum prices increased approximately 40% from 1994 and reached their 1995 high in the first quarter of 1995. The Company, had it not been for its higher aluminum costs, would have increased its gross margin through continued operating improvements. Peerless Tube Company of Puerto Rico also continued to be profitable which is a continuation of the progress made in 1994. These continued improvements and cost reductions also cushioned the financial impact of the decreases in sales volume and related adverse effect of fixed costs. On the current sales volume, the Company in previous periods would have experienced yet lower margins.

These improvements, although obscured, are significant especially should the sales volume increase or aluminum prices decline further. This assumption may; however, be tested due to the competitive state of the industry discussed above. In addition, the Company does anticipate that future gross margins will be less compared to 1994 (9%) based on the current and forecasted prices of aluminum, and the impact of scheduled holiday shutdown and maintenance schedules. In addition, the current level of aerosol sales and related adverse effect of fixed costs will also keep margins below the previous year. The Company will attempt to maintain the price increases obtained in 1995, and continue its process improvement activities, and reduce variable labor, wherever possible, to reduce the gross margin erosion. In summary, the Company's future improvement in gross profit and operating results is expected to be gradual especially with the current sales volume and cost of aluminum.


Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended, September 30, 1995 were approximately $2,289,000 compared to $2,249,000 in 1994 representing a $40,000, or 1.7% increase. For the quarters ended September 30, 1995 and September 30, 1994 these expenses were $677,000 and $694,000, respectively. Both the year-to-date increase of $40,000 (1.7%), and the quarter decrease of $17,000 (2.4%) in the most recent quarter comparison are not considered an indication of any trends. As a percentage of sales, selling, general, and administrative costs were approximately 10.0% and 8.8% of sales for the nine month periods in 1995 and 1994, respectively, and approximately 9.6% and 7.6% for the respective quarters ended September 30, 1995 and 1994.


Interest expense

Interest expense for the nine months ended, September 30, 1995 was approximately $638,000 compared to $677,000 in 1994. For the quarter ended September 30, 1995 and September 30, 1994 interest expense was $199,00 and $246,000, respectively. In 1995, the level of borrowing has been relatively low due to the cash received from obsolete equipment sales. Any interest rate impact has been minimal through September 30, 1995.

Other income, net

In 1995, other income, net of $477,000 includes a provision to record an estimated loss on aluminum purchase contracts of $250,000, a net gain on the sale of fully depreciated equipment of $531,000, and other net income items of $196,000. In 1994, other income, net of $242,000 includes a net gain on the sale of fully depreciated equipment of $197,000, and other net income items of $45,000.


Inflation

At present, the Company results have not been significantly impacted by inflation other than through rising operating costs which have not been offset by increases to the Company's sales prices. Recent market prices of aluminum have moderated from earlier highs; however, the market remains 35-40% above the Company's 1994 average cost for aluminum purchased. Should these market prices remain the same or increase, the Company will incur similar or lower profit margins than in the first nine months of 1995. (See Note 8 to consolidated financial statements on page 11.)

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1995 has decreased approximately $1,079,000 from December 31, 1994, primarily due to losses in the first nine months of 1995. In the third quarter of 1995, working capital decreased by $370,000. For the quarter ended September 30, 1995, approximately $212,000 of cash was provided primarily by collections of receivables. For the nine months ended September 30, 1995, cash of $103,000 was used in operating activities. Overall total cash and cash equivalents decreased $297,000 during this same period. Additional cash of $562,000 has been used to repay debt and borrowings under the credit line. During the nine months ended September 30, 1995, the Company also received $531,000 for the sale of obsolete equipment and made certain minor ($163,000) capital additions for production and office equipment which should benefit operations in future periods. These items were substantially financed through three year capital leases.

The debt-to-equity ratio at September 30, 1995 was 3.95:1 compared to 2.83:1 at December 31, 1994.

As of September 30,1995, the Company is in compliance with its debt agreements and covenants.

As of September 30, 1995, the Company had cash and cash equivalents of approximately $263,000 and availability under its line of credit of another $900,000. After considering the changes in the Company's working capital revolving credit line, the net cash and availability, as of the November 15, 1995 filing date, is approximately $800,000.

The Company aggressively managed its cash through the first nine months of 1995, recognizing the impact of higher aluminum prices and sales trends for aerosols, which are behind 1994 levels. This management included acceleration of receivable collections, maintenance of lower inventories, monitoring manning and staffing levels, and controlling both costs and the timing of disbursements. The Company has not, nor anticipates, any significant operating difficulties as a result of these actions. In addition, the Company and its working capital lender agreed to new loan provisions which has increased the availability of working capital. This access to additional working capital, expected receivable collections, and continued cash management should provide the necessary funds to meet the Company's short term cash requirements. Going forward, management clearly recognizes the need to reverse the overall trend of financial losses to insure sufficient liquidity and will take appropriate steps. The continued moderation and or further decrease in aluminum prices going forward will be a positive factor. In the opinion of management, the current cash and availability under the Company's loan agreements, as supplemented by continuing cash management actions, appears sufficient to meet current obligations including working capital sufficient to cover any additional financial losses in 1995.

As in any business, success will depend on a number of factors. It is, of course, also possible that the Company's current business plan will not be achieved, and/or management's actions will fall short of their desired intent causing cash shortfalls. Although certainly not a guarantee of future success, the Company's past performance and willingness to take necessary actions is an indication of management's commitment, intent and ability to succeed.


PART II  OTHER INFORMATION

ITEM 5:

There were no dividends declared in the quarter.


ITEM 6:

On March 30, 1995 the Company filed its Annual Report Form 10-K for the year ended December 31, 1994. On May 12, 1995, the Company filed a Form 12-B requesting a filing extension of the Quarterly Report Form 10-Q for the quarter ended March 31, 1995. On May 19, 1995, the Company filed its Quarterly Report Form 10-Q for the quarter ended March 31, 1995. On August 15, the Company filed its Quarterly Report Form 10-Q for the quarter ended June 30, 1995.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 15, 1995

                             PEERLESS TUBE COMPANY
                             Registrant

                             By:

                             /s/ Frederic Remington, Jr.
                             ___________________________
                             Frederic Remington, Jr.
                             Chairman


                             By:

                             /s/ Paul Peterik
                             _________________________
                             Paul Peterik
                             Vice President, Finance and
                             Treasurer