Form 10-Q
period 1996-06-30
PEERLESS TUBE CO
filed 1996-08-22
CIK 76958

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                               10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended June 30, 1996 Commission File No. 1-7215

                      PEERLESS TUBE COMPANY

New Jersey              22-1191280 (I.R.S. Employer Identification)

                          58-76 Locust Avenue
                      Bloomfield, New Jersey 07003
                        Telephone: 201-743-5100

Securities registered pursuant to Section 12(b) of the act:

None

Securities registered pursuant to Section 12(g) of the act:

     Title of Class                            Exchange
     --------------                            ---------
Common stock of $1.33-1/3 par value      Over the counter (PLSU)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

Yes x No

As of the filing date, the aggregate market value of the voting stock held by non affiliates of the Registrant was approximately
$1,231,000. The market value is based on a price of $.50 as of August 16, 1996, which is the last recorded trade.

Common Stock, Par Value        $1.33-1/3
Outstanding at June 30, 1996   2,462,973 Shares

Documents incorporated by references: None.

                      Table of Contents

Item                                                         Page

Financial Information

Consolidated Balance Sheets June 30, 1996 and                   4
December 31, 1995

Consolidated Statement of Operations for the Quarters         5-6
Ended June 30, 1996 and 1995

Consolidated Statement of Cash Flows - June 30, 1996            7
June 30, 1996 and 1995

Notes to the Consolidated Financial Statements                8-10

Management's Discussion & Analysis of the Financial     Notes 1-6
Conditions & Results of Operations

Peerless Tube Company & Subsidiary     June 30        December 31,
Consolidated Balance Sheet               1996             1995
- ------------------------------------------------------------------
            Assets
- ----------------------------------
Current assets:
 Cash and cash equivalents               $255,000        $660,000
 Accounts receivable, less allowance
  for doubtful accounts of $166,000
  and $140,000 in 1996 and 1995,
  respectively                          2,768,000       3,697,000
 Inventories                            1,921,000       2,425,000
 Prepaid expenses                         588,000         465,000
 Other current assets                      43,000          54,000
                                        ---------       ---------
   Total current assets                 5,575,000       7,301,000

Property, plant and equipment, net      7,529,000       8,083,000
Other assets                               59,000          59,000
Deferred tax assets, net of valuation
 allowance of $4,800,000 and $4,607,000
 in 1996 and 1995, respectively         ---------       ---------
                                      $13,163,000     $15,443,000

Liabilities & Stockholders' Equity
- -----------------------------------
Current liabilities:
 Accounts payable                      $2,161,000      $3,016,000
 Accrued liabilities                    1,820,000       1,415,000
 Revolving credit line                    771,000       1,717,000
 Current portion of long term debt        658,000         683,000
                                       ----------       ---------
     Total current liabilities          5,410,000       6,831,000

Long term debt                          3,709,000       4,009,009
Deferred gain                           1,161,000       1,221,000
Other liabilities                         120,000         120,000
                                       __________       _________
    Total liabilities                  10,400,000      12,181,000
                                       __________       __________

Commitments and contingencies

Stockholders' equity:
 Common stock, $1.33-1/3 par
 value; authorized 5,000,000
 shares; issued and outstanding
 2,536,935 shares                      3,382,000       3,382,000
 Additional paid-in capital           14,439,000      14,439,000
 Accumulated deficit                 (14,714,000)    (14,215,000)
 Less: 73,962 shares of stock in
 treasury, at cost                      (344,000)       (344,000)
                                       ----------      ----------
     Total stockholders' equity        2,763,000       3,262,000
                                      ---------------------------
                                     $13,163,000     $15,443,000
                                     ---------------------------

The accompanying notes should be
 read in conjunction with the
 consolidated financial statements.

Peerless Tube Company and Subsidiary
Consolidated Statement of         For the quarter ended June 30,
Operations and Accumulated       ---------------------------------
Deficit                              1996                  1995

Net sales                         $6,547,000           $8,284,000
Cost of sales                      5,822,000            7,890,000
                                  ----------            ----------
Gross profit on sales                725,000              394,000

Selling and general and
 administrative expenses            (706,000)            (716,000)
Interest expense                    (199,000)            (221,000)
Other income, net                     28,000              391,000
                                  ----------            ----------
Net (loss) income                   (152,000)            (152,000)

Accumulated Deficit:
Beginning of quarter             (14,562,000)          (13,173,000)
                                 -----------           -----------
End of Quarter                  ($14,714,000)         ($13,325,000)

Net (loss) income per share           ($0.06)               ($0.06)
                                 -----------           -----------
Average shares outstanding         2,462,973            2,462,973

The accompanying notes should be read in conjunction with the consolidated financial statements.

Peerless Tube Company and Subsidiary
Consolidated Statement of        For the six months ended June 30,
Operations and Accumulated       ---------------------------------
Deficit                              1996                  1995

Net sales                        $12,908,000           $15,844,000
Cost of sales                     11,530,000            15,056,000
                                  ----------            ----------
Gross profit on sales              1,378,000               788,000

Selling and general and
 administrative expenses          (1,462,000)           (1,614,000)
Interest expense                    (411,000)             (439,000)
Other expense, net                    (4,000)              356,000
                                  ----------            ----------
Net loss                            (499,000)             (909,000)

Accumulated Deficit:
Beginning of period 12/31/95     (14,215,000)          (12,906,000)
                                 -----------           -----------
End of period                   ($14,714,000)         ($13,815,000)

Net loss per share                   ($0.20)              ($0.37)
                                 -----------           -----------
Average shares outstanding        2,462,973              2,462,973

The accompanying notes should be read in conjunction with the consolidated financial statements.

Peerless Tube Company and
Subsidiary Consolidated
Statement of Cash Flows      For the six months ended June 30
                             --------------------------------------
                                     1996                1995
- -------------------------------------------------------------------
Cash flows from operating
activities:
 Net loss                           (499,000)         (885,000)

Adjustments to reconcile net
loss to net cash (used in)
provided by operating
activities:
 Depreciation and amortization        554,000          530,000
 Provision for bad debts               26,000           76,000
 Deferred gain                        (60,000)         (70,000)
 Other net                                  0           (6,000)

Decrease (increase) in
 operating assets:
 Accounts receivable                 903,000          (907,000)
 Inventories                         504,000           413,000
 Prepaid expenses                   (123,000)          (55,000)
 Other current assets                 11,000            24,000
Increase (decrease) in
 operating liabilities:
 Accounts payable                   (855,000)          242,000
 Accrued liabilities                 405,000           323,000
                                   ____________________________
Total adjustments                  1,365,000           570,000
Net cash provided by (used
 in) operating activities:           866,000          (315,000)
                                   _____________________________

Cash flows from investing
 activities:
Proceeds from sale of assets,
 net                                       0           436,000
                                   _____________________________
Purchases of property,
 plant and equipment                                   (76,000)
Net cash provided by
 investment activities                     0           360,000
                                   _____________________________

Cash flows from financing
 activities:
Net (repayments) borrowings
 under credit line                   (946,000)         284,000
Reduction of long-term debt
 and current maturities              (325,000)        (224,000)

Net cash provided by (used
 in) financing activities          (1,271,000)          60,000
                                   _____________________________

Net (decrease) increase in
 cash and cash equivalents           (405,000)         105,000
Cash and cash equivalents
 beginning of period                  660,000          560,000
                                    ____________________________
Cash and cash equivalents
 end of period                       $255,000         $665,000

________________________________

SALES AND RESULTS OF OPERATIONS 1996 COMPARED TO 1995

SALES

Sales for the quarter ended June 30, 1996 and 1995 totaled $6,546,927 and $8,283,679 respectively. Sales for the six months ended June 30, 1996 and 1995 were $12,908,168 and $15,843,658 respectively, resulting in a decrease of $2,935,490 or 18.5%. Sales of aluminum tubes and cans were lower by $1,596,000 and $130,000 respectively when comparing the sales volume for the second quarter June 30, 1996 and 1995 respectively. This was a result of the loss of a major customer during the first quarter of 1996. The loss of this major customer represented a 10.2% and a 22.6% of the Company's sales volume for the six months ended June 30, 1996 and 1995 respectively. Overall, industry sales which were soft in 1995 continued into 1996. Also, over capacity in the market, resulting in competitive pricing has had an impact on the decline in sales dollars.

The loss of this major customer resulted in a $2,247,962 decrease in sales for the six months ended June 30, 1996. This number is comprised of $1,257,368 in metal tube sales and $990,594 in aerosol can sales. The breakdown of the overall sales decrease from all sources for the second quarters ended June 30, 1996 and 1995 respectively was as follows:

                2nd Quarter 2nd Quarter
Net Sales          1996         1995       Change           %

Cans            5,088,000    5,218,000     -130,000        -2.49%
Metal Tubes     1,323,000    2,919,000   -1,596,000       -54.68%
Miscellaneous     136,000      147,000      -11,000        -7.48%
                ---------    ---------   ----------       -------
Total          $6,547,000  ($8,284,000) ($1,737,000)      -20.97%
               ----------   ----------   ----------       -------

In the second quarter of 1996, three customers accounted for 58% (23%, 22%, and 13%) of the Company's sales. During the quarter ended June 30, 1996 the Company signed a two year contract with its largest aerosol customer. While no significant change has occurred in the sales backlog it is still unclear as to what price concessions will be necessary to retain and attract new customers.

Also, given the shorter lead times created by the excess capacity in the market and changes in order patterns, management must be up to the task to meet these new demands in the market. As a result the Company continues its capital repair and maintenance programs and remains competitive with the industry technology and capability.

GROSS MARGIN TRENDS AND DISCUSSIONS

The gross profit on sales for the quarter ended June 30, 1996 was $725,000 or 11.0% on sales of $6,547,000. For the six months ended June 30, 1996 gross profit on sales was $1,378,000 or 10.6% on sales of $12,908,000 compared to $809,000 or 5.1% on sales of $15,844,000 for the six months end June 30, 1995. The improvement in gross margin for the quarter and six months ended June 30, 1996 as compared to the quarter and six month period ending June 30, 1995 relates to a change in product mix. With increased sales in aerosol cans, which has higher margins than tubes, along continuing cost reductions programs that have been implemented, lower spending, reduction in manpower while improving efficiencies, and lower aluminum prices as compared to 1995 have help offset the 18.5% loss in sales volume.

The Company's gross margins continue to be sensitive to volume. Most of the Company's costs, excluding material, are fixed as opposed to variable. While the Company has been successful in reducing these costs, it is extremely important that the Company continues to improve its man to machine ratio and value-added output.

In order for the Company to continue to increase its profit margins it must increase sales and at the same time continue to leverage its machine hours. This is important if the Company is going to have the ability to cover its fixed costs, both manufacturing and selling and general administrative. The current sales backlog is currently not adequate enough to meet these costs, but management is hopeful that gross margins will be sufficient to meet cash requirements until shipments increase.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended, June 30, 1996 were $706,000 or 10.7% of sales. For the six months ended June 30, 1996 selling, general and administrative expenses totaled $1,462,000 or 11.3% of sales. When comparing the second quarter and the six months ended June 30, 1995 the expenses are $716,000 and $1,613,000 or 8.6% and 10.2% respectively of sales.
The current cost incurred in 1996 for both the quarter and six months end June 30, 1996 are reasonable.

INTEREST EXPENSE AND OTHER EXPENSE, NET

Interest expense for the quarter ended June 30, 1996 was approximately $199,000 as compared to $221,000 for the quarter ended June 30, 1995. For the six months ended June 30, 1996 interest expense was $411,000 as compared to $439,000 for six months ended June 30, 1995. The overall decrease in interest of approximately $28,000, compared to 1995 is a result of lower average borrowing.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $165,000 at June 30, 1996 which was approximately a $305,000 decrease in working capital from December 31, 1995. This continued decrease in working capital indicates management's biggest challenge in the immediate future is the minimization of cash losses.

For the period ended June 30, 1996 cash provided by operating activities was $866,000. The primary source of this cash was the liquidation of accounts receivable, which decreased $903,000 along with a $504,000 decrease in inventories. Cash used for 1996 financing activities was $1,271,000, as the Company's credit line was reduced by $946,000 and its long term debt was reduced by $325,000 during the six months ended June 30, 1996. Overall the Company had a net decrease in cash of $405,000 for the six months ended June 30, 1996, as compared with a net increase of $105,000 for the six months ended June 30, 1995.

The debt-to-equity ratio at June 30, 1996 was 3.76:1 as compared to 3.87:1 for the quarter ended March 31, 1996. The favorable change in ratio is a result of the Company's stronger second quarter. As of June 30, 1996, the Company is in compliance with its debt agreement and covenants.

Management continues to manage its cash resources even during periods of losses. In addition continued cost reduction such as reduced manpower, the carrying of lower inventories, and a reduction in overall manufacturing spending have contributed to minimizing the drain on cash. Also, the reduced aluminum costs in 1996 continue to be a benefit to the Company.

The Company has offers for two aluminum lines currently not in the future plans of the Company. The sale of these lines, supported by anticipated increases in the sales backlog is sufficient to meet current obligations. In the opinion of management, the current cash management actions appear sufficient to meet current obligations including working capital sufficient to cover any additional losses. The Company's past performance and willingness to take necessary actions is an indication of management's commitment, intent and ability to succeed.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements for the six months and quarters ended June 30, 1996 and 1995 have been prepared by the Company without audit. These consolidated financial statements herein prepared by the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report Form 10-K for the year ended December 31, 1995 and the Company's Quarterly Report Form 10-Q for the quarter ended March 31, 1996.

In the opinion of management, these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the Company. The results of operations may not be indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2: BUSINESS AND DEBT RESTRUCTURING

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

As in the past, the Company's management continues to evaluate and reshape its business to improve the operational results of the Company and respond to the changes in the economic and competitive market in which the Company operates. In response to this recent loss of sales volume, the Company has initiated a plant consolidation along with other operating cost reductions.

NOTE 4 - INVENTORY

Inventory is comprised of the following:

                           Inventories

                          June 30, 1996          December 31, 1995

Raw Material                  892,000               1,432,000
Work-In-Process               119,000                 119,000
Finished Goods                910,000                 874,000
                            ---------               ---------
                           $1,921,000              $2,425,000
                            ---------               ---------



NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities is comprised of the following:

                           Accrued Liabilities


                          June 30, 1996          December 31, 1995

Payroll, payroll taxes,
and payroll related costs     785,000                 510,000
Health Benefits               180,000                 180,000
All Other                     855,000                 725,000
                            ---------               ---------
                           $1,820,000              $1,415,000
                            ---------               ---------

NOTE 5 - LONG TERM DEBT/REVOLVING CREDIT LINE

Long Term debt is comprised of the following:


                           Long-term debt  June 30,    December 31
                                             1996           1995

11%     Capital lease obligations in connec-  3,431,000   3,580,000
        tion with the 1991 sale and lease-
        back of Puerto Rico assets, final
        payment due in 2006, total minimum
        lease payments of $5,160,000 less
        $1,727,000 representing interest

Prime   Equipment loan secured by substan-      757,000     835,000
  4%    tially all the Company's Bloomfield,
        NJ machinery and equipment payable
        to a lender, final payment due in 1999

Average Various purchase money capital leases 179,000 277,000 of 18% for manufacturing and office equip-
        ment, final payment due in 1998 total
        minimum lease payment of $229,000 less
        $50,000 representing interest
                                             $4,367,000  $4,692,000
                                              ----------  ---------

        Less: Current portion                   658,000     683,000
                                              ----------  ---------
        Long-term debt                       $3,709,000  $4,009,000


NOTE 6 - DISCLOSURE, Sale Lease Back of Puerto Rico

Effective October 18, 1996 Peerless Tube of Puerto Rico facility will be closing. This is a result of The Block Drug Company changing its packaging requirements from aluminum tubes to a laminate based tube. Block Drug represented approximately 70% of the volume at the Puerto Rico plant. The remaining production requirements will be met by utilizing the excess capacity at the Bloomfield, New Jersey facility. No interruption in meeting production or future shipment dates is anticipated.

As a result of Block Drugs decision to terminate business with the Company, the financial impact relating to the Sale Lease Back
Agreement is as follows:

Calculation of Income Recognition on the closure of Puerto Rico

     Write-off of property and equipment       (2,975,528)
     Write-off of capital lease obligation      3,262,258
     Severance pay - Company's portion            (55,901)
     Termination payment from Block Drug          272,640
     Recognition of deferred gain               1,131,449
                                                ---------
     Total Gain to be recognized               $1,634,918
                                                ---------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 20, 1996

                                  PEERLESS TUBE COMPANY

                                  Registrant

                                  By: /s/ Frederic Remington, Jr.
                                     ____________________________
                                     Frederic Remington, Jr.
                                     Chairman


                                  By:/s/ Richard W. Potts
                                     ____________________________
                                     Richard W. Potts
                                     President



                                  By:/s/ George J. Blumenschein
                                     ___________________________
                                     George J. Blumenschein
                                     Director of Finance, and
                                     Treasurer