Form 10-Q
period 1996-09-30
PEERLESS TUBE CO
filed 1996-11-25
CIK 76958

SECURITIES EXCHANGE COMMISSION
                                     WASHINGTON, DC 20549
                                             10-Q

                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended September 30, 1996        Commission File No. 1-7215

                                     PEERLESS TUBE COMPANY

New Jersey                   22-1191280 (I.R.S. Employer Identification)
                                       58-76 Locust Ave.
                                 Bloomfield, New Jersey 07003
                                   Telephone:  201-743-5100

Securities registered pursuant to Section 12(b) of the act:

None

Securities registered pursuant to Section 12(g) of the act:

      Title of Class                                       Exchange
Common stock $1.33-1/3 par value                       Over the counter (PLSU)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

Yes x No

As of the filing date, the aggregate market value of the voting stock held by
nonaffiliates of the Registrant was approximately $1,231,000.   The market
value is based on a price of $.50 as of August 16, 1996, which is the last recorded trade.

Common Stock, Par Value                  $1.33-1/3
Outstanding at September 30, 1996  2,462,973 Shares

Documents incorporated by references:  None.

                                       TABLE OF CONTENTS
ITEM                                                                        PAGE

Part 1      Financial Information

            Consolidated Balance Sheets September 30, 1996 and                 4
            December 31, 1995

            Consolidated Statement of Operations for the quarters            5-6
            and nine months ended September 1996 and 1995.

            Consolidated Statement of Cash Flows for the nine months           7
            ended September 30, 1996 and 1995.

            Notes to the Consolidated Financial Statements                  8-10

            Management's Discussion & Analysis of the Financial            11-13
            Conditions & Results of Operations

Part 2      Other Information

            Item 5                                                            14

            Item 6                                                           14

            Signature                                                        15

Peerless Tube Company & Subsidiary                         September 30,       December 31,
Consolidated Balance Sheet                                       1996              1995

            Assets

Current assets:
 Cash and cash equivalents                                       $479,000          $660,000
 Accounts receivable, less allowance for doubtful
  accounts of $253,000 and $140,000 in 1996
  and 1995, respectively                                        1,850,000         3,697,000
 Inventories                                                    2,581,000         2,425,000
 Prepaid expenses                                                 570,000           465,000
 Other current assets                                              56,000            54,000
      Total current assets                                      5,536,000         7,301,000

Property, plant and equipment, net                              7,296,000         8,083,000
Other assets                                                       59,000            59,000
Deferred tax assets, net of valuation allowance
  of $4,800,00 and $4,607,000 in 1996
  and 1995, respectively


                                                              $12,891,000       $15,443,000
      Liabilities & Stockholders' Equity

Current liabilities:
 Accounts payable                                              $2,305,000        $3,016,000
 Accrued liabilities                                            1,971,000         1,415,000
 Revolving credit line                                            502,000         1,717,000
 Current portion of long term debt                                382,000           683,000
      Total current liabilities                                 5,160,000         6,831,000

Long term debt                                                  3,820,000         4,009,000
Deferred gain                                                   1,131,000         1,221,000
Other liabilities                                                 120,000           120,000
      Total liabilities                                        10,231,000        12,181,000

Commitments and contingencies

Stockholders' equity:
 Common stock, $1.33-1/3 par value; authorized
 5,000,000 shares; issued and outstanding
 2,536,935 shares                                               3,382,000         3,382,000
 Additional paid-in capital                                    14,439,000        14,439,000
 Accumulated deficit                                          (14,817,000)      (14,215,000)
 Less: 73,962 shares of stock in treasury, at cost               (344,000)         (344,000)
      Total stockholders' equity                                2,660,000         3,262,000


                                                              $12,891,000       $15,443,000

The accompanying notes should be read in conjunction with the consolidated financial statements.

Peerless Tube Company and Subsidiary
Consolidated Statement of                                    For the quarter ended September 30,
Operations and Accumulated Deficit                                 1996                1995




Net sales                                                      $5,261,000        $7,072,000
Cost of sales                                                   4,653,000         6,745,000



Gross profit on sales                                             608,000           327,000


Selling and general
 and administrative expenses                                     (608,000)         (677,000)
Interest expense                                                 (208,000)         (199,000)
Other income                                                      105,000           120,000
Net Loss                                                         (103,000)         (429,000)


Accumulated Deficit:
Beginning of quarter                                         ($14,714,000)     ($13,325,000)
Other Misc Adjustments

End of quarter                                               ($14,817,000)     ($13,754,000)


Net (loss) per share                                               .04               0.17

Average shares outstanding                                      2,462,973         2,462,973

The accompanying notes should be read in conjunction with the consolidated financial statements.

Peerless Tube Company and Subsidiary
Consolidated Statement of                                    For the quarter ended September 30,
Operations and Accumulated Deficit                              1996                   1995




Net sales                                                     $18,169,000       $22,916,000
Cost of sales                                                  16,184,000        21,780,000



Gross profit on sales                                           1,985,000         1,136,000


Selling and general
 and administrative expenses                                   (2,070,000)       (2,289,000)
Interest expense                                                 (619,000)         (638,000)
Other income                                                      102,000           477,000
Net loss                                                         (602,000)       (1,314,000)


Accumulated Deficit:
Beginning of quarter                                         ($14,215,000)     ($12,440,000)
Other Misc Adjustments

End of quarter                                               ($14,817,000)     ($13,754,000)


Net (loss) per share                                             $0.24              $0.53

Average shares outstanding                                      2,462,973         2,462,973

The accompanying notes should be read in conjunction with the consolidated financial statements.

Peerless Tube Company & Subsidiary                   For the Nine months ended September 30,
Consolidated Balance Sheet                                    1996                      1995



Cash flows from operating activities:
 Net loss                                                    ($602,000)         ($1,314,000)

Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities:
  Depreciation and amortization                                787,000              797,000
  Provision for bad debts                                      113,000              112,000
  Deferred gain                                                (90,000)             (72,000)
  Other net                                                          0             (236,000)

Decrease (increase) in operating assets:
 Accounts receivable                                         1,734,000              (65,000)
 Inventories                                                  (156,000)             277,000
 Prepaid expenses                                             (105,000)              19,000
 Other current assets                                           (2,000)              71,000
Increase (decrease) in operating liabilities:
 Accounts payable                                             (711,000)              38,000
 Accrued liabilities                                           556,000              270,000
Total adjustments                                            2,126,000            1,211,000
 Net cash provided by
  operating activities                                       1,524,000             (103,000)

Cash flows from investing activities:
 Proceeds from sale of assets, net                                                  531,000
 Purchases of property, plant, and equipment                                       (163,000)
  Net cash provided by (used in)
   investing activities                                              0              368,000

Cash flows from financing activities:
 Net repayments                                             (1,215,000)            (211,000)
 Proceeds from equipment leases                                                     130,000
 Reduction of long term debt and
  current maturities                                          (490,000)            (481,000)
  Net cash used in
   financing activities                                     (1,705,000)            (562,000)

Net decrease in cash
 and cash equivalents                                         (181,000)            (297,000)
Cash and cash equivalents beginning of period                  660,000              560,000
Cash and cash equivalents end of period                       $479,000             $263,000



The accompanying notes should be read in conjunction with the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements for the nine months and quarters ended September 30, 1996 and 1995 have been prepared by the Company without audit. These consolidated financial statements herein prepared by the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report Form 10-K for the year ended
December 31, 1995 and the Company's Quarterly Report Form 10-Q for the quarters ended June 30, 1996 and March 31, 1996.

In the opinion of management, these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position results of operations, and cash flows for the Company. The results of operations may not be indicative of the results that may be expected for the year ending December 31, 1996.

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

NOTE 3 - INVENTORY


Inventory is comprised of the following:


                              Inventories

                                               September 30,       December 31,
                                                   1996                1995

            Raw Material                         1,270,000          1,432,000
            Work-In-Process                        108,000            119,000
            Finished Goods                       1,203,000            874,000

                                                $2,581,000         $2,425,000



NOTE 4 - ACCRUED LIABILITIES


Accrued liabilities is comprised of the following:


                        Accrued Liabilities

                                               September 30,     December 31,
                                                   1996              1995

      Payroll, payroll taxes, and payroll
            related costs                          815,000          510,000
      Health Benefits                              180,000          180,000
      All Other                                    976,000          725,000

                                                 $1,971,000      $1,415,000

NOTE 5 - Long Term Debt/Revolving Credit Line


Long Term debt is comprised of the following:


                              Long-term debt

                                                     September 30,        December 31,
                                                           1996               1995
      11%   Capital lease obligations in connection        3,356,000        3,580,000
            with he 1991 sale and leaseback of Puerto
            Rico assets, final payment due in 2006,
            total minimum lease payments of $4,989,000
            less $1,633,000 representing interest.
            (See Note 6.)
   Prime    Equipment loan secured by substantially all      731,000          835,000
      4%    the Company's Bloomfield, NJ machinery and
            equipment payable to a lender, final
            payment due in 1999.
Average of  Various purchase money capital leases for        116,000         277,000
    18%     manufacturing and office equipment, final
            payment due in 1998 total minimum lease
            payment of $154,000 less $38,000
            representing interest
                                                        $4,203,000        $4,692,000

            Less:  Current portion                         382,000           683,000
            Long-term debt                              $3,821,000        $4,009,000


NOTE 6 - DISCLOSURE: Termination of Sale Lease Back of Puerto Rico Facility

Effective November 1, 1996 the Peerless Tube Company of Puerto Rico will be closing as a result of Block Drugs decision to terminate its business and lease with the Company. The Block Drug Company has changed its packaging requirements from an aluminum tube to a laminate based tube.

Block Drug represented approximately 70% of the volume at the Puerto Rico plant. The remaining production requirements will be met by utilizing the excess capacity of the Bloomfield, New Jersey facility. No interruption in meeting production or future shipment dates is anticipated.

In connection with the Block Drug termination of the sale lease back agreement The Company will recognize a net gain of approximately $1,600,000 in the fourth quarter.

MANAGEMENT'S DISCUSSION & ANALYSIS OF THE FINANCIAL CONDITIONS & RESULTS OF OPERATIONS


SALES AND RESULTS OF OPERATIONS 1996 COMPARED TO 1995

Sales

Sales for the quarter ended September 30, 1996 and 1995 totaled $5,261,000 and $7,072,000 respectively as compared with Sales for the nine months ended September 30, 1996 and 1995 were $16,169,000 and $22,916,000 respectively.
When comparing 1996 vs. 1995 the quarter ended September 1996 had a decrease in sales of $1.811,000 or 25.6% and nine months ended September 1996 had a decrease in sales of $4,747,000 or 20.7%.

Sales of aluminum tubes for the nine months ended September 1996 are lower than the first nine months of 1995 by $2,976,000 or 40.6%. This is a result of a loss of major customer during the first quarter of 1996. The loss of this customer represents $2,023,000 or 68.0% of the overall reduction in tube sales for the first nine months ending September 1996. This customer during the first nine months of 1995 represented $2,624,000 or 35.8% of the total aluminum tube business.

Aluminum tubes will continue to have an erosion of sales int he fourth quarter, October through December 1996 with the closing of the Puerto Rico Facility. This is a result of the Block Drug Company changing its packaging requirements from aluminum tubes to a laminate based tube. Block Drug represents approximately 70% of the volume at the Puerto Rico facility. The remaining production requirements will be met by utilizing the excess capacity at the Bloomfield, New Jersey facility.

Aerosol sales for the quarter ended September 1996 and 1995 total $4,089,000 and $4,978,000 respectively. Sales for the nine months ended September 1996 and 1995 were $14,045,000 and $15,366,000 respectively. This is a result of the volume for quarter ended September 1996 being down a total of $889,000 and for the none months ended September 1996 volume is down a total of $1,321,000. The lower than anticipated aerosol sales for the nine months ended September 1996 indicates a short fall in volume of $922,000 and a reduction in margin of $393,000 due primarily to product mix. The shortfall in aerosol volume is the result of a loss of a major customer during the quarter ended March 1996.

The customer base for the nine months ended September 30,1 996 was comprised largely of four customers. These customers accounted for 62% 921%, 20%, 14% and 7%). A change in customer sales mix will occur during the fourth quarter ending December 1996 as a result of the closing of the Puerto Rico facility. The Company's current sales backlog is $4,900,000 as compared with $6,500,000 for the same time last year. This is a result of the shorter lead times demanded in the market and the changes in order patterns.

Gross Margin Trends And Discussions

The gross profit on sales for the quarter ended September 30, 1996 was $608,000 or 11.5% on sales of $5,261,000. For the nine months ended September 30, 1996 gross profit on sales was $1,985,000 or 10.9% on sales of $18,169,000 compared to $1,136,000 or 5.0% on sales of $22,916,000 for the nine months ended September 30, 1995. The improvement in gross margin for the quarter and nine months ended September 30, 1996 as compared to the quarter and nine month periods ended September 30, 1995 relate to changes in product mix. A greater percentage of sales now results from sales in aerosol cans which have higher margins than tubes. The change in product mix along with the continuing cost reductions programs and lower manufacturing spending as compared to the same time period for 1995 have helped offset the 20.7% loss in volume. Also, aluminum prices have decreased over the nine month period ended September 30, 1996 favorably impacting the Gross Margin level. Continued gross profit improvement and operating results are expected to be slow, especially with the closing of the Puerto Rico facility.

With the closing of the Puerto Rico facility management is in the process of maximizing capacity at its Bloomfield, New Jersey facility while attempting to maintain its current variable labor level. This along with continued process improvements is important with the added fixed cost now assumed by Bloomfield, New Jersey.


Selling, general and administrative expenses

Selling, general and administrative expenses for the quarter ended, September 30, 1996 were $608,000 or 11.6% of sales. For the nine months ended September 30, 1996 Selling, general and administrative expenses totaled $2,070,000 or 11.4% of sales. When comparing the third quarter and the nine months ended September 30, 1995 the expenses are $677,000 and $2,289,000 or 9.6% and 10.0% respectively of sales. The current cost incurred in 1996 for both the quarter and nine months and September 30, 1996 are reasonable.


Interest expense and other expense, net

Interest expense for the quarter ended September 30, 1996 was approximately $208,000 as compared to $199,00 for the quarter ended September 30, 1996.
For the nine months ended September 30, 1996 interest expense was $619,000 as compared to $638,000 for nine months ended September 30, 1995. The overall decrease in interest of approximately $20,000 compared to 1995 is a result of lower average borrowing.


LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $376,000 at September 30, 1996 which is approximately a $94,000 decrease in working capital from December 31, 1995. This continued decrease in working capital indicates management must continue its fight in the minimization of cash losses.

For the nine months ended September 30,1 996 cash provided by operating activities was $1,534,000. The primary source of this cash was the liquidation of accounts receivable, which decreed $1,734,000. Cash used for the 1996 financing activities was $1,705,000 as the Company's credit line was reduced by $1,215,000 and its long term debt was reduced by $490,000 during the nine months ended September 30, 1996. Overall the Company had a net decrease in cash of $181,000 for the nine months ended September 30, 1996 as compared with a net decrease in cash of $207,000 for the nine months ended September 30, 1995.

The debt-to-equity ratio at September 30, 1996 was 3.85:1 as compared 3.76:1 for the quarter ended September 30,1 996.

As of September 30, 1996, the Company is in compliance with its debt agreements and covenants.

Management continues to manage its cash resources very closely. The reduced aluminum cost during 1996 continue to be a benefit to the Company. Management clearly recognizes the importance of controlling its aluminum costs and has taken steps to protect the Gross Margins of its current sales backlog.

PART II OTHER INFORMATION

ITEM 5:

There were not dividends declared in the quarter.



ITEM 6:

On May 15, 1996 the Company filed a form 12-B requesting a filing extension of the Quarterly 10-Q for the Quarter ended March 31, 1996. On August 14, 1996 the Company filed a form 12-B requesting a filing extension of the Quarterly 10-Q for the Quarter ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 19, 1996                              PEERLESS TUBE COMPANY

                                               Registrant

                                               By:

                                               /s/ Frederic Remington, Jr.
                                              ----------------------------------
                                               Frederic Remington, Jr.
                                               Chairman



                                               By:

                                               /s/ Richard W. Potts
                                              ----------------------------------
                                               Richard W. Potts
                                               President



                                               By:


                                               /s/ George J. Blumenschein
                                              ----------------------------------
                                               George J. Blumenschein
                                               Vice President and
                                               Treasurer