Form 10-K
period 1996-12-31
PEERLESS TUBE CO
filed 1997-05-21
CIK 76958

SECURITIES EXCHANGE COMMISSION
                        WASHINGTON, DC 20549
                               10-K

                     ANNUAL REPORT PURSUANT TO
                         SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           Commission File No. 1-7215
    December 31, 1996

                     PEERLESS TUBE COMPANY
New Jersey                                22-1191280
                                      (IRS Identification)

                      58-76 Locust Avenue
                  Bloomfield, New Jersey 07003
                     Telephone: 201-743-5100

Securities registered pursuant to section 12 (g) of the act:

          Title of Class                      Exchange

Common stock $1.33-1/3 par value       Over the counter (PLSU)


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes X                        No

On April 30, 1997, the aggregate market value of the voting stock held by non affiliates of the Registrant was approximately $924,000. The market value is based on the bid price of $ .3750 as of April 30, 1997. Over the last 52 weeks, actual trades of relatively small amounts of the Company's shares of stock have ranged in transaction price from $ .3750 - $ .6600.

The Hill, Thompson, Magi & Company  became a 12% stockholder in
Peerless Tube Company during 1996.

Common Stock, Par Value                   $1.33-1/3
Outstanding at April 30, 1997             2,462,973 shares


Documents incorporated by reference:

Part I and II: Annual Report to Shareholders for the Year Ended
December 31, 1996.
Part III: Proxy Statement

                       Table of Contents

             Item                                             Page

Part I.      1    Business                                     3
             2    Properties                                   6
             3    Legal Proceedings                            7
             4    Submission of Matters to a Vote
                  of Security Holders                          7

Part II.     5    Market for the Registrant's Common
                  Stock and Related Stockholder Matters        9
             6    Selected Financial Data                      9
             7    Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                   9
             8    Financial Statements and
                  Supplementary Data                          10
             9    Changes in and Disagreements with
                  Accountants on Accounting and Financial
                  Disclosure                                  10

Part III.  10     Directors and Executive Officers of the
                  Registrant                                  11*
           11     Executive Compensation                      11*
           12     Security Ownership of Certain Beneficial
                  Owners and Management                       11*
           13     Certain Relationships and Related
                  Transactions                                11*

Part IV.   14     Exhibits, Financial Statement
                  Schedules and Reports on Form 8-K           12

                  Signatures



*These items are omitted since the Registrant has simultaneously filed with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors. Certain information relating to the Executive Officers of the Registrant appears on page 8 and 11 of this report.

                              PART I.


ITEM 1:   Business

The Company's primary product shipped in the United States is Aluminum Aerosol pressurized cans. The market size is an estimated 3.0 billion units. Major product groups include personal products, household products, automotive and industrials, paints and finishes, insect sprays, and food products. Aluminum containers, as opposed to time plate, historically comprise 10% of the aerosol market with personal products and hair sprays comprising the largest segments

The "tube" industry is comprised of plastic, laminate, and metal products. The major markets are pharmaceutical, dentifrice, cosmetic, and personal care. It is estimated the annual tube volume is 2.9 billion units. The metal tube market, which represents the Company's segment of the market, has become a smaller part of the overall sales mix of the Company. With the closing of the Puerto Rico facility along with a market that is not expected to grow, the Company continues to evaluate other possibilities in the packaging market..

The Company does not fill any containers that it manufacturers.
The other product lines mentioned previously are of relatively minor importance, are highly competitive and are sold to a small number of specialty customers.

The Company competes in an industry that continues to be extremely price competitive and quality conscious. However, the Company has continued to offer a high quality product, meet customer product demands, while at the same time being able to meet customers' price demands. During 1996 the Company closed its Puerto Rico facility as a result of a major customer changing its packaging from an aluminum based product to a plastic based product. The Company's continued focus on controlling its operating costs, and the reduction in raw material costs helped to offset the volume loss. (see note 2, of notes to the Financial Statements).

The Company's sales for the years 1994-1996 were as follows:


                                    Sales  1994-1996

Description                    1996            1995          1994
                           ___________      ___________
___________
Seamless aerosol cans      $17,921,000      $19,627,000  $22,480,000
Collapsible metal tubes      5,175,000        9,739,000    9,965,000
Miscellaneous                  520,000          427,000      640,000
                           ___________      ___________  ___________
Total                      $23,616,000      $29,793,000  $33,085,000
                           ___________      ___________  ___________
                           ___________      ___________  ___________


The Company supplies approximately 75-100 customers. As in previous years the Company has focused on 10-20 major accounts. The demand for the product is not seasonal although the months of July and December have historically generated lower than average monthly sales volume. In 1996, three customers accounted for 55% (22%, 21% and 12%) of the Company's sales. The customer mix reflects the loss of a major account in 1996 for a customer representing more than 10% of the Company's consolidated sales. In 1995, sales to four customers accounted for 68% (24%, 16%, 15% and 13%) or the Company's sales. In 1994, sales to four customers accounted for 61% (22%, 14%, 13% and 12%). The Company's Management does not believe that the loss of this major account will have an adverse effect, however, cost reductions and operational changes have been implemented to offset the loss in volume.

The current sales backlog of production orders and inventory on hand is approximately $9.9 million which is less than last year. This position can change rapidly as customers "release" new orders or adjust desired quantities. The Company's production is against firm orders and subject to firm and final pricing.

The Manufacturing Process

While production lines for aluminum aerosols and tubes can be dissimilar, automatic production machinery and equipment perform each of the following steps in a continuous process:

Extruding the can or tube;

1.   Trimming the can or tube to its proper length;
2.   Heating and cleaning the can or tube shell;
3.   Coating or lining the interior and/or exterior of the shell;
4.   Decorating and over lacquering the container;
5. Necking or forming the orifice or shoulders of the can or tube;
6.   Packaging the product.

Solid aluminum slugs are first fed through a hopper into an impact extrusion press 250-400 tons pressure at impact point.
Then the containers, now recognizable as such, are fed by conveyors, during which time a micrometer and other tests are made periodically to check wall and bottom thickness, into a trimmer that shears the side wall to correct length. After the container shells have been trimmed, the containers are conveyed through one or more ovens and washing tanks. Then they are fed back onto a production line where they are spun on spindles or other transfer devices, and sprayed with coats of the desired internal resin liner. To "set" these resins for maximum resistance to certain product corrosivity, the containers are preheated and baked in an oven at very high temperatures (over
500 degrees F). A vinyl or epoxy-type base coat of the desired color is then sprayed on the outside of the container. After going through another drying oven, the containers are positioned for lithography (of up to six colors) on an offset press and then dried. If specifications call for a high degree of protection of the container finish against possible marring by product spray or drip, the containers are then given a coating with an external clear lacquer, usually of the epoxy type. After final drying, a "rolling" machine turns the neck inward or outward, so that the lip touches the inside of the neck to form a continuous interior circumferential bead leaving the mouth circular. In addition to product compatibility discussed below, this necking process, plus the seamless construction and the exceptionally high bursting strength, gives the aerosol its chief selling appeal from a technical standpoint; while the seamless construction combined with the printing capability provides the aesthetic appeal and marketability. The finished products, at a rate of up to 150 per minute, are packed for shipment to the customer.

Though each container has the same physical characteristics, they may differ widely as to "special features." Selection of internal liners, lithographic print inks, base coat formulation and external lacquers are all conditioned by the chemical characteristics of product and propellant and how each reacts with the other. Also acting to differentiate the containers of one customer from those of another are the form of product dispersal, the type of metal or plastic overcap, and possible corrosive characteristics of the valve components intended for a particular product. The Company obtains samples of all the components after the custom filler or marketer has achieved product and propellant compatibility, and parallel tests are conducted to evolve the right liners and coatings to use so that they fit the particular product. Frequently, the customer changes his source of supply, and seemingly minor changes may throw out all the formulation specifications.

Generally, base coatings are modified phenolics or epoxies (or combinations of the two) with the modified epoxies predominating.

These formulations are chosen because they have good gloss and hiding, are colorfast or marproof, are resistant to product drip or spray, and may be printed on readily. In the case of initial or redesign involving certain shadings, the base coat may not remain as resistant without substantial testing. The only "general" rule is that vinyl resins are usually so sensitive to a propellant that generically they do not alone suffice.

Some of the external coating problems are ameliorated by the use of aluminum, which has surface especially suited to receive coatings. Aerosol cans contain 99.4% aluminum (or slightly less than metal tubes to impart greater rigidity), and under a microscope, the aluminum surface looks like a series of raw teeth which readily pick up high quality coating and inks with good hard adhesive qualities.

Segment Data

The Company has one segment of business which is the manufacture of containers, either aluminum cans or tubes. All of its major product lines are sold to the same marketer and/or manufacturing industries for highly similar end uses. All products are fabricated by the extrusion method of forming metal and many customers are buying all product lines for sale to essentially the same markets. The products are manufactured under the same roof with overlapping labor forces and overhead, and on similar machinery.

Raw Materials

The basic raw materials essential to the operation of the Company are aluminum ingot, paint, ink and paper products for packaging and shipping containers. All necessary supplies are readily available. The Company has a supply agreement for aluminum slugs that expires in the year 2000. The Company may terminate this supply agreement upon thirty days written notice to the buyer provided the buyer's selling price to the Company is not competitive with market quotes obtained from at least three other vendors for aluminum.

Environment

The Company is subject to federal, state, and local requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. It is the Company's policy to comply with these requirements, and the Company believes that as a general matter its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with its business. Some risk of environmental damage is, however, inherent in particular operations and products of the Company, as is the case with other companies engaged in similar businesses.

The Company is and has been engaged in handling, manufacturing, use or disposal of several substances, which are classified, as hazardous or toxic by one or more regulatory agencies. The Company believes that its handling, manufacture, use and disposal of such substances have generally been in accord with environmental law and regulations. It is possible, however, that future knowledge or other developments, such as improved capability to detect such substances in the environment, increasingly strict environmental laws and standards and enforcement policies thereunder, could bring into question the Company's handling, manufacture, use, or disposal of such substances.

Employees

The Company presently employs approximately 190 people. This is a reduction of approximately 100 people as result of the closing of the Puerto Rico facility. The Company is a non-union shop and management's relationship with its employees is considered excellent.


ITEM 2: Properties

The Company now operates one plant in Bloomfield, New Jersey.
The Puerto Rico facility was closed November 1, 1996 as a result of a major customer based in Puerto Rico, changing its packaging requirements from an aluminum based material to one of plastic requirements. The gain on the termination on the sale lease-back agreement was $1,555,000. (see note 10, of notes to the Financial Statements).

The land, building, and equipment in Bloomfield, New Jersey are pledged as collateral under various loan agreements with the Company's secured working capital lender, which has a security interest in substantially all the Company's assets.

The executive, administrative, marketing and engineering offices and the manufacturing facility for the aerosol containers and warehouse are contained in three buildings with a total of 261,000 square feet in Bloomfield, New Jersey. There is adequate space to expand the operations at the Bloomfield facility..


ITEM 3: Legal Proceedings

The Company is as defendant in several lawsuits arising in the normal course of business. The Company believes these suits are without merit and is vigorously defending its position in each suit. Counsel for the Company cannot offer an opinion as to the probable outcome of such cases.

ITEM 4: Submission of Matters to a Vote of Security Holders

The shareholders at the June 23, 1997 annual meeting will be asked to elect the Board of Directors and ratify the Company's independent auditors.

Executive Officers of the Registrant:



                          Officer
Name, Position             Since       Age   Business Background
____________________      _______      ___   _______________________________________
Frederic Remington
Chairman of the Board,
Chief Executive Officer     1965       67    Elected to the Board of Directors in 1965.
                                             Joined the Company in 1950 after attending Temple
                                             University and New Jersey Institute of Technology, formerly
                                             Newark College of Engineering.  Vice President,
                                             Operations in 1968, Vice President, Engineering in 1977, Senior
                                             Vice President, Engineering in 1986 and Chairman of the
                                             Board and Chief Executive Officer in 1989.

Richard W. Potts
President and
Director                    1970       60    Elected to the Board of Directors in 1970.  Bachelor of
                                             Science degree from Rensselaer Polytechnic Institute and a
                                             Master's Degree from Newark College of Engineering (NJIT).
                                             Joined the Company in 1963.  Vice President, Manufacturing
                                             since 1968.  Senior Vice President, Production in 1986. President and Chief
                                             Operating Officer in 1989.  Member of the Executive Committee of the Board.


George J. Blumenschien
Vice President, Finance     1996        55   Joined the Company in January 1991.  Bachelor of Science
                                             from Rutgers University and MBA in Finance.
                                             1974-1978 Manager of Cost and Budgets/Assistant
                                             Controller, Lesney Product "MATCHBOX TOYS", 1979-1990
                                             Director of Cost & Budget, Controller U.S. Division and
                                             European Division, Brand Rex Corporation.

Christopher C. H. Graber
Vice President, Operations 1993         54   Joined the Company in September 1993.  Degree in Electrical
                                             engineering from University of Rochester.  MBA, Finance
                                             from the Wharton Graduate Division of the University of
                                             Pennsylvania. 1965-1970 Lieutenant US Navy.  1973-1975
                                             Ford Motor Company. 1975-1978 Dictaphone Corporation.  1978-1982
                                             Business Group Manager Kollmorgen Corporation.  1983-1991 Vice President
                                             Operations, KDI Triangle Electronics.
                                             1991-1992 President Axel Electronics.

Ann Gaccione
Corporate Secretary        1992         59   Joined the Company in 1978.  Secretary, 1978-1988; assistant corporate secretary, 1989-1991; and executive
                                             secretary and administrative assistant to the Chairman of the Board, 1989 to present.


                              PART II


ITEM 5: Market for the Registrant's Common Stock and Related
        Security Holder Matters

Until March 3, 1995, the Company's Common Stock had been traded on the American Stock Exchange (AMEX), symbol PLS. The Company consented to the removal of its common stock from the AMEX, as the Company did not satisfy all the financial guidelines for continued listing. A market for its Common Stock has developed on the Bulletin board over-the counter market, symbol PLSU. In 1997 and 1996, there has been a relatively small number of trades.

The range of the high and low common stock sale's prices as reported by the NASD bulletin board over the counter for each of the quarters for the years ended December 31, 1996, 1995, and 1994 are listed as follows:


Quarter              1996              1995                 1994
  1                 $0.375            $0.750               $1.500
                    $0.440            $0.312               $1.000
  2                 $0.440            $0.625               $1.000
                    $0.440            $0.125               $0.250
  3                 $0.625            $1.031               $0.562
                    $0.500            $0.500               $0.375
  4                 $0.660            $0.500               $0.750
                    $0.375            $0.375               $0.375


There were no stock or cash dividends declared or paid since
1989. Under the Company's loan agreement, the Company is restricted from the payment of dividends.

The approximate number of record holders of the Company's Common Stock, at December 31, 1996, was 1,200.

ITEM 6: Selected Financial Data

The information included under the caption "Selected Financial
Data Five Years Ended December 31, 1996" at page 13, management section, of the Company's 1996 Annual Report to shareholders is incorporated herein by reference.


ITEM 7: Management's Discussion and Analysis of Financial
Condition and Results
of Operations "Management's Discussion and Analysis" at pages 4-12, management section, of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8: Financial Statements and Supplementary Data

The Company's consolidated financial statements, together with the reports therein of Goldstein Golub Kessler & Company, P.C. dated March 19, 1997 appearing on pages 2-14, auditor's section, of the Company's 1996 Annual Report to shareholders, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in items 1, 2, 6, 7 and 13, auditor's section, of the Company's 1996 Annual Report to Shareholders is not deemed filed as part of the Form 10-K Annual Report.


ITEM 9: Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

There were no disagreements on any auditing , accounting or financial disclosure in 1996.

Part III.

ITEM 10: Directors and Executive Officers of the Registrant

Information, relating to the directors of the Registrant, as well as information relating to compliance with section 16(a) of the Securities Exchange Act of 1934 is contained in a definitive Proxy statement primarily involving election of directors and appointment of independent accountants. The Registrant is simultaneously filing this document with the Securities and Exchange Commission pursuant to Regulation 14a, and such information is incorporated by reference. Certain other information relating to the Executive Officers of the Registrant appears at pages 8 and 11 of this Form 10-K Annual Report.


ITEM 11: Executive Compensation

Information relating to executive compensation is also contained in the Proxy statement referred to above in "Item 10: Directors and Executive Officers of the Registrant," and such information is incorporated by reference.


ITEM 12: Security Ownership of Certain Beneficial Owners and
Management

Information relating to security ownership of certain beneficial owners and management is also contained in the Proxy statement referred to above in "Item 10: Directors and Executive Officers of the Registrant," and such information is incorporated by reference.


ITEM 13: Certain Relationships and Related Transactions

Information relating to certain relationships and related transactions can be found in Note 15 to the consolidated financial statements on page 13, management section, of the Company's 1996 Annual Report to stockholders and incorporated herein by reference.


ITEM 14: Exhibits, Financial Statement Schedules and Reports on
Form 8-K

The following documents are filed as part of this report:


                                       Form 10-K      Annual
                                         Annual      Report to
        Description                   Report Page   Shareholders

   (1)  Consolidated Financial Statements*:

a.)     Report of Independent Auditors                   1
        Consolidated Balance Sheets as
        of December 31, 1996 and 1995                    2

        Consolidated Statements of
        Operations and Accumulated
        Deficit For the Years Ended
        December 31, 1996, 1995, and 1994                3

        Consolidated Statements of Cash Flows
        for the Years Ended
        December 31, 1996, 1995 and 1994                 4

        Notes to the Consolidated Financial
        Statements

    (2) Consolidated Financial Statement Schedules:    5-14
        None Required
b.)     No reports on Form 8-K were filed during
        the last quarter covered by this report.
c.)     All other documents have been filed and are incorporated by reference.

*The consolidated financial statement schedules should be read in conjunction with the Consolidated Financial Statements incorporated by reference in Item 8 of the Form 10-K Annual Report. Schedules other than those listed above have been omitted because of the absence of the conditions under which they are required or because information required is shown in the consolidated financial statements or the notes thereto.

                                SIGNATURES
                                __________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                           PEERLESS TUBE COMPANY
                                           Registrant
                                           By:

                                           /s/Frederic Remington, Jr.
                                           _____________________________
                                           Frederic Remington, Jr.
                                           Chairman of the Board and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities and on the dates indicated below.

/s/Frederic Remington, Jr.             /s/Richard W. Potts
_______________________________        ________________________________
Frederic Remington, Jr.                Richard W. Potts
Chairman of the Board and              President and Director
Chief Executive Officer


/s/Louis A. Solomon                    /s/S. Jervis Brinton, Jr.
________________________________       ________________________________
Louis A. Solomon                       S. Jervis Brinton, Jr.
Director                               Director



/s/Frank Leo                           /s/Leonard Felzenberg
________________________________       ________________________________
Frank Leo                              Leonard Felzenberg
Director                               Director



/s/Frank McDermott                     /s/John Remington
________________________________       _______________________________
Frank McDermott                        John Remington
Director                               Director

                               1996
                  Annual Report to Stockholders


PEERLESS TUBE COMPANY, a publicly owned corporation, manufactures collapsible metal tubes and seamless extruded aluminum aerosol containers for the pharmaceutical, drug, cosmetic, toiletries, and house hold product industries. The manufacturing facility is located in Bloomfield, New Jersey.


                         FINANCIAL HIGHLIGHTS
                    YEAR ENDED DECEMBER 31, 1996
                              (Unaudited)

                                1996         1995         1994
                            __________    __________   __________
Net Sales                   $23,616,00    $29,793,00   $33,085,00

Net Income (Loss)             $766,000   ($1,775,000)  ($604,000)

Average number of Shares
outstanding                  2,463,000     2,463,000    2,463,000

Net (loss) income per
share                            $0.31       ($0.72)      ($0.25)

Cash/stock dividends             None         None         None

Working Capital               ($225,000)     $31,000     $888,000

Book value per outstanding
share of common stock            $1.63         $1.32        $1.86


                              Contents

Management Section:

   Letter to Shareholders                                      3
   Management's Discussion and Analysis                     4-11
   Selected Financial Data                                    12

Auditor Section:

   Reports of Independent Auditor                              1
   Consolidated Balance Sheet                                  2
   Consolidated Statement of Operations
     of Accumulated Deficit                                    3
   Consolidated Statements of Cash Flows                       4
   Notes to Consolidated Financial Statements               5-14

1996 was a difficult year for the Company's operations and financial performance. The Company's sales decreased $6,177,000 or 21% from the previous year. In March 1996, the Company lost one of its largest accounts, primarily due to price consideration in an industry that has suffered significant gross margin erosion. Also, in November 1996, Peerless closed its Puerto Rico facility as a result of a major account changing its packaging requirements from aluminum tubes to laminate tubes. However, the loss in sales volume was offset by decreased aluminum prices, which were an average of 22% lower than 1995 and the Company's continued success in reducing its operating costs.

There were many positive operational and financial improvements and successes during 1996. These included:

     1. The Company's staffing levels are at historic lows, while still increasing production efficiencies.

     2. Cost reduction and process improvement are favorable, affecting operations, and will continue to do so in the future.

     3. Total quality management efforts continue to encourage change and improvement.

     4. An aggressive policy toward the purchase of aluminum has resulted in reducing purchase cost.


In the coming year the Company must continue its efforts to increase its share of the aerosol market. Price will continue to be a very important factor, but I am confident that as Peerless continues to improve and reduce its operating costs, the Company will remain competitive. As we go forward and meet the challenges of today's markets, the Company must raise additional capital to meet its business objectives. Our return to profitability will be gradual. We must achieve our immediate goals. Once this has been accomplished, we can pursue the Company's long term goals of new equipment and new product lines. We look forward to your continued support.

                             Sincerely,


                             /s/Frederic Remington, Jr.
                             ------------------------------------
                             Frederic Remington, Jr.
                             Chairman and Chief Executive Officer

BUSINESS AND FINANCIAL RESTRUCTURE

In 1996, the Company's operations were adversely impacted by the loss of a major account in March 1996, and the closing of the Puerto Rico facility. This has resulted in a decrease in net sales of 21%. In the coming year the Company is forecasting sales below the 1996 level. However, with the consolidation of plant assets, aggressive purchasing of aluminum, and actions currently being taken to maximize operating performance, this will provide the necessary working capital to help minimize the effects of financial losses and create the opportunity to continue as a major packaging supplier in the aluminum aerosol industry.

The Company's long-term success largely depend on its ability to procure new equipment to replace older equipment that is limited in its production capabilities. The benefit of the purchase of new equipment is not only the "payback" on the equipment purchased, but the incremental benefits to existing operations. Such benefits include increased productivity on existing high speed equipment since the significant time changing the equipment for various product diameter sizes would be reduced. Also, continuing to improve operating efficiencies from better process procedures will create additional capacity and profitability.

The Company had Net Income of $766,000 as a result of the termination of the sale/leaseback agreement as of November 1, 1996. The remaining production requirements of this facility will be met by utilizing the excess capacity at the Bloomfield, New Jersey facility.

The Company continues to implement its strategies. However, it must continue to insure that the following takes place:

     1.   Continued support from the Company's secured lender.

     2. Replacement of lost volume due to the closing of the Puerto Rico facility and the loss of a major customer in 1996. (The Company has already added key personnel to both the sales and marketing departments that should help offset the volume loss).


Sales

Net sales for the year ended December 31, 1996 decreased $6,177,000 or 21% on sales of $ 23,616,000 when compared to 1995 net sales of 29,793,000. Aerosol volume for 1996 was $17,921,000 as compared with sales for 1995 of $19,627,000 or a decrease of 9%. Aluminum Tube sales for 1996 was $5,175,000 as compared with 1995 tube sales of $9,739,000 or a decrease of 47%. Miscellaneous sales for 1996 totaled $520,000 as compared to 1995 of $427,000. The decrease in 1996 vs. 1995 for both aerosols and tube sales was due almost entirely to the loss of a major account in March 1996 and the closing of the tube facility in Puerto Rico.

In 1996, the Company's sales to three customers accounted for 55% (22%, 21%, and 12%) of the Company's total sales. In 1995, four customers accounted for 68% (24%, 16%, 15% and 13%) of the Company's sales. (See note 14, of notes to the Financial Statements).

The overall aerosol market continues to make packaging decisions for new product introduction between those that favor aluminum containers as to compatibility with environmentally acceptable formulations, and alternatives that are less expensive. Aggressive marketing of the products that are "alcohol free" also helps counter some consumer perception that aerosols are harmful to the ozone layer. The Company hopes to attract new sales as it works with industry and public relation groups to dispel this perception. While the industry forecasts growth, excess industry capacity may slow this growth, and will be slow in coming.

The Company's sales of aluminum aerosols are approximately 76% of the 1996 sales as compared to 69% in 1995. This mix change is a result of the loss of a major customer in 1996, the closing of the Puerto Rico facility in 1996 and most importantly the increased consumer demand for plastic tubes opposed to aluminum tubes.

Gross Margin Trends And Discussion

The gross profit for the year ended December 31, 1996 and December 31, 1995 was $2,115,000 or 9% of sales and $1,462,000 or 5% of sales respectively. The increase in gross margin is primarily due to the decrease in aluminum prices during 1996. In general, a large part of the Company's costs are "fixed" rather than variable. While the Company has been successful in reducing costs, with the forecasted reduction in sales in 1997, it must continue to successfully leverage its machine hours in order to be profitable. However, an increase level of sales is also required.

Management believes it can continue to improve its gross margins in 1997 beyond what was achieved in 1996. However, the overall improvement in gross margin and operating results is expected to be gradual. The Company's management continues to make gains operationally because of the favorable price of aluminum, labor reductions and operational improvements.



Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 1996 were $2,528,000 or 11% of sales as compared to December 1995 SG&A of $2,825,000 or 9.5%. Selling, general and administrative expense increased in 1996 in relation to sales because of the loss of a major account in 1996 and the closing of the Puerto Rico facility November 1996.



Interest Expense, and Other Income, Net

Interest expense for the year ended December 31, 1996 was approximately $607,000 as compared to $816,000 in 1995. In 1996 interest decreased approximately $209,000, as compared to 1995, because of the decrease in the prime rate and lower average borrowing.

Other income for the year ended December 31, 1996 was $1,786,000 as compared to $754,000 for the year ended December 31, 1995. The increase was attributable to the gain on the termination of the Sale Lease Back agreement of $1,555,000.(see note 10, of notes to the Financial Statements). Other income for 1996 and 1995 was also realized from the sale of substantially depreciated production lines not needed for current operations.

Liquidity and Capital Resource

The Company had a negative working capital of ($225,000) at December 31, 1996. This was approximately a $256,000 decrease from the working capital of $31,000 at December 31, 1995. While many factors effect the components of working capital, the primary reason for the decrease in working capital relates to the Company's continuing losses.

Net cash at December 31, 1996 was $227,000 or a decrease of $433,000 when compared to the same time period in 1995. The decrease in cash in 1996 was primarily related to the Company's repayment of debt.
However, the Company was provided with cash of $70,000 from the sale of certain obsolete production equipment an additional proceeds of $329,000 was realized form the termination of the sale/leaseback.

The debt-equity- ratio at December 31, 1996 was 1.5:1 compared to 3.7:1 at December 31, 1995.

The Company has a working capital loan of up $4,000,000 secured by the Company's account receivable and inventories. As of December 31, 1996 the Company had cash and cash equivalents of approximately $227,000 and an availability under the line of credit of approximately another $600,000.

Management must continue to monitor its cash resources very closely. Operational improvements, favorable aluminum pricing in the market, and an aggressive marketing approach will be required in 1997 in order to improve cash management.


Sales

Overall sales decreased for the year ended December 31, 1995 approximately $3,292,000 or 10% from the previous year, as a result of an industry decrease in sales utilizing the Company's products. This is a continuation of trend as sales in 1995 compared to 1994 had also decreased by approximately 3%. Aerosol volume decreased $2,853,000 or 12.7% from 1994 as industry sales particularly to major accounts was depressed, partly because of resistance to higher sales prices necessitated by higher raw material costs. Collapsible metal tube sales decreased by $226,000, or 2.3%, from the previous year. This decrease was primarily due to lower sales at a major account of a "new" product first introduced in 1995. The overall decrease in volume is more significant on a unit basis which was 14% lower overall with a 19% reduction in aerosol business and a 7% reduction in collapsible metal tubes.

In 1995, the Company's sales to its four largest customers accounted for nearly 60% of the decrease of the dollar volume in sales and 66% of the unit volume. This volume to the Company's larger customers is related to their requirements and marketing success. The Company did lose sales volume from several mid-size and smaller accounts, including several marginally profitable accounts for a variety of reasons including price.

The overall aerosol market continues to make packaging decisions for new product introductions between those that favor aluminum containers as to compatibility with environmentally acceptable formulations, and alternatives that are less expensive. The industry increase in aerosol sales for new products has partially offset the general business and industry trend of "just-in-time" inventory and other inventory adjustments by marketers in the cosmetic industry which is contrary to the optimal efficiencies of the Company's high-speed production lines. Aggressive marketing of the newly formulated products that are "alcohol free" also helps counter the lingering consumer perception that aerosols are harmful to the ozone layer. The Company continues to work with industry and public relations groups to dispel this perception. The Company hopes to continue to attract new sales because of these same environmental trends and concerns. While the industry continues to forecast growth, recent increases in the cost of aluminum, which is the primary raw material used, and excess industry capacity may slow this growth for peerless and the overall industry.

In 1995, the Company bid on several long-term contracts with its major customers. In 1996, the Company learned that it had retained one account and had lost another. In both cases, the selling prices had been reduced to recognize the competitiveness in the market due to over capacity and volume considerations. It is unclear as to whether similar price concessions will be necessary to retain or attract other customers, as the industry adjusts to changing demands caused by several large accounts. At the current sales order input rate, sales for 1996 are currently expected to be below those levels obtained last year:
however, activity at the Company's larger accounts will ultimately determine the 1996 sales level. The $4,500,000 current backlog of production orders and finished goods inventory, which can rapidly change as customers "release" new orders or adjust desired quantities, is 30-50% less than the comparable backlog in 1995.

The Company's sales for aluminum aerosols accounted for approximately 69% of 1995 sales compared to 68% in 1994.


Gross Margin Trends And Discussion

The gross profit for the year ended December 31, 1995 and December 31, 1994, was $1,462,000, or 5% of sales, and $2,988,000, or 9% of sales, respectively. The decline in gross margin on a year-to-date basis is primarily due to the decreases in sales volume and the Company's inability to raise selling prices sufficiently to offset the higher acquisition cost of aluminum. As a percentage of net sales, the Company's overall material costs increased to 40-45% of net sales from approximately 30-35%. This caused a decline in margin that was consistent with industry wide trends. The decline in gross margin was offset by certain operating improvements and cost containment measures. In addition to reductions of running levels and certain costs throughout the year, certain favorable adjustments to worker's compensation, real estate taxes were made in the 4th quarter that improved the margin for the quarter. Operating improvements, although not readily apparent when viewed against the increases in raw material costs and decreases in sales volume and related adverse effect of fixed costs, did benefit the year ended December 31, 1995. The Company's gross margins are very sensitive to volume, overall efficiencies, and other such items as holiday maintenance shutdowns, product mix, and numerous other items. In general, most of the Company's costs, excluding material, are more
"fixed" than variable. Although efforts have been successful in reducing these costs, the Company relies on achieving sufficient leverage of its machine hours to be profitable.

Again, the Company's gross margin is very volume sensitive. The decrease in sales of items manufactured in Bloomfield, NJ reduced the Company's opportunity to cover fixed costs. Further cost reductions will help in this regard, but a base level of sales will always be required. The current backlog of orders, especially factoring in the loss of one of the Company's major accounts, is not currently adequate to meet these costs at a profit, but management is hopeful that gross margin will be sufficient to meet cash requirements until sales improve.

Individual major components of the cost of goods sold except for material costs as a percentage of sales remain largely unchanged to lower for the year ended December 31, 1995 compared to 1994. Labor costs in both dollars and percentage of sales was lower in 1995 compared to 1994.
Labor and related benefits were approximately $1,493,000 lower than 1994. Other operating costs as a percentage of net sales also were lower in 1995 compared to 1994. Utilities, although lower in absolute dollars, remained constant as rate and demand factors offset lower consumption. Repair and maintenance was approximately $162,000 lower in 1995 compared to 1994, as fewer production lines were utilized in 1995. Real estate taxes were $168,000 lower as the Company was successful in an appeal to lower the tax base of its property. A portion of this reduction related to prior year tax bills. The Company continues to incur costs associated with bringing its operations in full compliance with the Occupational Health and Safety Act (OSHA). In 1995 and 1994, these costs were $215,000 and $361,000, respectively. Such charges have moderated in recent years as items that needed attention are now corrected.

In future periods, management, encouraged by modest improvements in gross profit margins obtained prior to 1995 when aluminum prices escalated, believes it can again improve the Company's gross margins after the completion of its plant consolidation. Management fully recognizes the limitations placed on such improvement especially considering the competitive nature of the industry and its effect on sales prices particularly in a rising aluminum market, declining sales volume, and the high fixed cost environment in which the Company operates. In addition, the labor rates and utility rates in New Jersey are much higher than other areas of the country. Nonetheless, the Company plans to aggressively continue its cost reduction and process improvement and expects that any gross margin improvement will be gradual especially given the need to replace the sales volume from a lost account.The
Company continues to pursue the acquisition of new capital equipment or product diversification, which would enhance the Company's operating efficiencies and gross margins, but has limited access to the capital and debt markets that likely would be necessary to finance such a transaction. This strategic action may be important to the long-term success of the Company.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended, December 31, 1995 were approximately $2,825,000 compared to $3,042,000 in 1994.
The decrease of $217,000 or 7.1% compared to the same period last year was due to a number of factors primarily related to reductions in head count. Although these costs tend to be "fixed" in nature, management expects to see further reductions in future periods.

More specifically, a reconciliation of the 1995 decrease in selling, general, and administrative expenses is as follows:

                      SG&A Changes 1995 v. 1994

Decrease in payroll and payroll
  related expense                         $176,000
All other decreases, net                    41,000
                                          --------
Total decrease                            $217,000
                                          --------
% decrease                                    7.1%

The year ended December 31, 1995 also included a favorable pension related benefit of approximately $9,000 compared to $160,000 in 1994. This adjustment was made in accordance with Statement of Financial Statement Accounting Standards No. 87, "Employers Accounting For Pensions." Selling, general and administrative expenses in 1995 also included a $55,000 credit to the Company's post retirement benefit due to actuarial adjustments to this liability recorded under FASB Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post Retirement Benefits Other Than Pensions ("OPEB"), adopted in 1992. In 1994, there was a $23,000 charge to this benefit. In 1995, the Company also started a 401K plan for its employees. The administrative expenses and Company contribution related to this plan in 1995 was approximately $40,000.

As a percentage of sales, the total selling, general and administrative costs were approximately 9.5% and 9.2% of sales for the respective years ended December 31, 1995 and 1994.

Interest Expense, Impairment Loss, and Other Income, Net

Interest expense for the year ended December 31, 1995 was approximately $816,000 compared to $894,000 in 1994. In 1995, the interest decreased approximately $78,000, compared to 1994, because of decreases to the prime rate and lower average borrowing.

Other income for the year ended December 31, 1995 was approximately $754,000 compared to $344,000 in 1994. In 1995, this primarily represents the gain on sale of substantially depreciated production lines not needed for current operations and other miscellaneous items. In
1994, this primarily represents the gain on sale of a substantially depreciated production line not needed for current operations.
The Company also recorded an impairment loss in the amount of $350,000 to reflect the reduction in value of the assets held for sale from their original carrying amounts.

At present, the Company's results have not been significantly impacted by inflation other than through rising operating costs, which have not been offset by increases to the Company's sales prices. As discussed earlier, the 1995 market prices of aluminum were 45-70% above the Company's 1994 average cost for aluminum purchased. Although these market prices have moderated, should they increase the Company will be unable to adequately increase its sales prices which would result in lower gross margins.

Sales

Overall sales decreased for the year ended December 31, 1994 approximately $908,000 or 2.7%, from the previous year, as a result of decrease in sales of the Company's aerosol products. Collapsible metal tube sales increased by $795,000, or 8.6%, from the previous year. This increase was primarily due to a new product introduced by a major account and a 36% resurgence in metal tube sales to another Company's major customers. This customer's business was slow in 1993 due to a new product introduction by a competitor. Sales to mid-size and small tube accounts were lower than in 1993.

In 1994, the Company's sales for aerosol containers decreased approximately $1,907,000 or 7.8% from the previous year (1993), which had increased approximately 17%, or $3,553,000 from 1992 levels. The aerosol sales decrease in 1994 was caused due to volume lost to a new competitor, and a leveling off of unit sales in the North American market after a record 1993. Sales to the Company's larger accounts were substantially ahead of last year (29%); however, the Company has lost sales volume form several mid-size and smaller accounts, including several marginally profitable accounts for a variety of reasons. In addition, the Company lost certain sales opportunities in the first quarter of 1994 due to production efficiencies being lower than plan due to several factors not expected to recur.

The Company ended 1994 with a $8,000,000 backlog of production orders and finished goods inventory, which can rapidly change as customers "release" new orders or adjust desired quantities, which was 25-30% less than the comparable backlog at year end 1993.

The Company's sales for Aluminum aerosols accounted for approximately 68% of the sales compared to 70% in 1993. There have been no significant changes in diameter, size, or mix.

Gross Margin Trends and Discussion

The Gross Profit for the year ended December 31, 1994 and
December 31, 1993, was $2,988,000 or 9% of sales, and $2,703,000, or 8% of sales, respectively. The improvement in gross margin on a year-to-date basis is primarily due to certain operating improvements and cost containment measures. This improvement is more significant when viewed against the decreases in sales volume and related adverse effect of fixed costs, as well as certain non-recurring production inefficiencies in the first quarter. After absorbing the impact of certain fixed costs which were not totally eliminated by the Company's sale of plastic operations in 1992, the Company's gross margins gradually have improved; however, gross margins are very sensitive to volume, overall efficiencies, and other such items as holiday maintenance shutdowns, product mix, and numerous other items. In general, most of the Company's costs, excluding material, are more "fixed" than variable. Although efforts have been successful in reducing theses costs, the Company relies on achieving sufficient leverage of its machine hours to be profitable. These trends have offset increases to labor, material and operating costs. In
1994, for example, a discount related to aluminum slugs, or disk purchases is no longer applicable; this loss of discount equates to approximately 1 1/5% of loss of gross margin. There were other increases in the cost of goods sold and manufacturing spending, which, although not significant individually, become more important at the current level of sales volume. Individual shift and departmental production periodically achieved record levels, and process improvements continue with an emphasis on training. In recent years, continuing improvement efforts largely have been at the Company's Bloomfield, New Jersey operations; however, the Company's Puerto Rico subsidiary also showed significant progress in 1994.
For the year ended December 31, 1993, this entity reported a net loss of approximately $700,000 compared to a small profit in 1994. This improvement was largely caused by increased volume; however, improvement in operating efficiencies also were obtained.

Again, the Company's gross margin is very volume sensitive.  The
1994 decrease in sales of aerosols manufactured in Bloomfield, NJ denied the Company an opportunity to cover fixed costs. Further cost reductions will help in this regard, but a base level of sales will always be required.

Individual components of the cost of goods sold except for material costs remain largely unchanged to lower for the year ended December 31, 1994 compared to 1993. Due to favorable purchases of inventory in 1994, the rise in acquisition cost for aluminum was approximately 7% compared to much higher market prices. Labor costs in both dollars and percentage of sales was lower in 1994 to 1993. Labor and related benefits were approximately $483,000 lower than 1993. Repair and maintenance was approximately $418,000 lower in 1994 as major repairs had been attended to in previous years. In 1994 and 1993, the Company incurred approximately $361,000 and $414,000, respectively in costs associated with bringing its operations in full compliance with the Occupational Health and Safety Act (OSHA). Such charges increased due to new requirements, as well as correcting existing items that needed attention.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended
December 31, 1994 were approximately $3,042,000 compared to $3,209,000 in 1993. The decease of $167,000 or 5.2% compared to the same period last year was due to a number of factors. These costs tend to be "fixed" in nature.

The year ended December 31, 1994 also included a favorable pension related benefit of approximately $53,000 compared to $35,000 in 1993. This adjustment, including similar credits included in cost of sales in 1994 ($107,000) and 1993 ($67,000), was made in accordance with Statement of Financial Statement Accounting Standards No. 87, "Employers Accounting for Pensions." Selling, general and administrative expenses in 1994 also included a $25,000 charge to the Company's post retirement benefit due to actuarial adjustments to this liability recorded under FASB Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Past Retirement Benefits Other Than Pensions ("OPEB"), adopted in
1992.  In 1993, there was a $44,000 reduction to this benefit.

As a percentage of sales, the total selling, general and administrative costs were approximately 9% of sales for the respective years ended December 31, 1994, and 1993.

Interest Expense and Other Income, Net
Interest expense for the year ended December 31, 1994 was approximately $894,000 compared to $817,000 in 1993. In 1994, the interest increased approximately $77,000, compared to 1993, because of increases to the prime rate.

Other income for the year ended December 31, 1994 was approximately $344,000 compared to $203,000 in 1993. In 1994, this primarily represents the gain on sale of a substantially depreciated production line not needed for current operations.

At present, the Company's results have not been significantly impacted by inflation other than through rising operating costs, which have not been offset by increases to the Company's sales prices.

                           Peerless Tube Company
                          Selected Financial Data
                        Five Years Ended December 31,



                           1996         1995       1994        1993       1992
                       ___________  __________  ___________ __________  ___________

Net Sales             $23,616,000  $29,793,000  $33,085,000 $33,993,000 $31,272,000
Net  income (loss)       $766,000  ($1,775,000)   ($604,000)($1,120,000) $3,154,000
Average number of
  shares outstanding    2,462,973    2,462,973    2,462,973   2,462,973   2,462,973
Net income (loss)
  per share                 $0.31       ($0.72)      ($0.25)    ($0.45)      $1.28
Cash dividends declared        $0           $0           $0         $0          $0
Working Capital
  (deficit)             ($225,000)     $31,000     $888,000   $879,000  $3,095,000
Current ratio                (1.0)         1.0          1.1        1.1         1.3
Property, plant and
  equipment - at cost $19,638,000  $24,490,000  $28,343,000 $27,985,000 $28,024,000
Accumulated
  depreciation        $15,514,000  $16,407,000  $18,879,000 $17,987,000 $16,843,000
Property, plant
  and equipment - net  $4,124,000   $8,083,000   $9,464,000  $9,998,000 $11,181,000

Total Assets          $10,030,000  $15,443,000  $17,500,000 $18,533,000 $23,399,000
Long-term debt           $484,000   $4,009,000   $4,287,000  $3,852,000  $5,375,000
Total debt             $6,002,000  $12,181,000  $12,927,000 $13,252,000 $17,296,000
Stockholders Equity    $4,028,000   $3,262,000   $4,573,000  $5,281,000  $6,103,000
Debt to equity ratio          1.5          3.7          2.8         2.5         2.8


* For the year ended December 31, 1996, the net income includes a recognized gain of $1,555,000, net of Puerto Rico capital gains tax, in connection with the termination of the sale leaseback of the Puerto Rico facility.

Board of Directors and Management

Directors
---------

Remington, Frederic                  Chairman and Chief Executive

Potts, Richard W.                    President

Remington, John F.                   Midwest Sales Manager
                                     National Accounts

Brinton, S. Jervis                   Financial Planner and Consultant

Leo, Frank M.                        Real Estate Developer

McDermott, Frank X.                  Attorney at Law

Solomon, A. Louis                    Consultant

Felzenbery, Leonard                  Attorney at Law


Officers and Management
-----------------------

Remington, Frederic                 Chairman and Chief Executive

Potts, Richard W.                   President

Graber, C.H. Christopher            V.P., Operations

Blumenschein, George J.             V.P., Finance and Treasure

Gaccione, Ann                       Corporate Secretary

Remington, John F.                  Midwest Sales Manager
                                    National Accounts

Clark, Marilyn                      Sales and Service

Grant, Patrick D.                   National Sales Manager
                                    Aerosols

Eisman, Dennis                      Purchasing Manager

Maloney, Francis                    Plant Manager

Salayko, Edward                     Graphic Art and Design

Schmidt, Heinrich                   Chief Engineer

Arthur, Algemon                     Quality Control


Shareholder Information
-----------------------


Annual Meeting
--------------

The Annual Meeting of shareholders will be held at 10:00 A.M. on Friday, July 25, 1997 at Peerless Tube Company's corporate headquarters at 58-76 Locust Avenue, Bloomfield, New Jersey

Stock Exchange Listing
----------------------

Peerless Tube Company's Stock is traded over the counter under the symbol PEERLESS (PLSU).

Transfer Agent/Registrar
------------------------

American Stock Transfer
99 Wall Street
New York, New York 10005

Independent Auditor
-------------------

Goldstein, Golub & Kessler & Company, P.C.
1185 Avenue of the Americas
New York, N.Y. 10036-2602

General Counsel
---------------

Greenbaum, Rowe, Smith, Ravin, Davis & Himmel
Metro Campus Park I
P.O. Box 5600
Woodbridge, N.J. 07095

Form 10-K
---------

Shareholders may request a copy of Form 10-K which the Company files with the Securities and Exchange Commission by writing:

Corporate Secretary, Peerless Tube Company, 58-78 Locust Avenue,
Bloomfield, New Jersey 07003.

Sales and General Inquiries
---------------------------

The offices are open from 8:30-5:00 Monday through Friday. Voice mail is operable at other times.

Phone:   201-743-5100
Fax:     201-743-6169

                            PEERLESS TUBE COMPANY

                       CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996

Independent Auditor's Report                               1

Consolidated Financial Statements:
   Balance Sheet                                           2
   Statement of Operations and Accumulated Deficit         3
   Statement of Cash Flows                                 4
   Notes to Consolidated Financial Statements              5 - 14

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Peerless Tube Company


We have audited the accompanying consolidated balance sheets of Peerless Tube Company as of December 31, 1996 and 1995, and the related consolidated statements of operations and accumulated deficit, and cash flows for each of the three years in the period ended
December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peerless Tube Company as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in
Note 2 of the notes to consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

March 19, 1997

                        CONSOLIDATED BALANCE SHEET

                                                 December 31,
                                              1996        1995
                                        (rounded to nearest thousand)
                                      ________________________________
ASSETS (Note 8)
Current Assets:
  Cash (Note 1)                        $      227,000   $     660,000
  Accounts receivable, less
  allowance for doubtful
  accounts of $235,000 and
  $140,000, respectively (Note 3)           2,195,000       3,697,000
  Inventories (Notes 1 and 4)               2,660,000       2,425,000
  Prepaid expenses                             78,000          26,000
  Other current assets                         63,000          54,000
     Total current assets                   5,223,000       6,862,000
Property, Plant and Equipment, net
(Notes 1, 5 and 10)                         4,124,000       8,083,000
Other Assets (Note 11)                        683,000         498,000
Deferred Tax Assets, net of valuation
allowance of $4,143,000
 and $4,607,000, respectively (Note 7)
     Total Assets                        $ 10,030,000     $15,443,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                      $   2,573,000    $  3,016,000
  Accrued liabilities (Note 6)              1,489,000       1,415,000
  Revolving credit line
  (Notes 1 and 8)                           1,119,000       1,717,000
  Current portion of long-term debt
  (Notes 1 and 9)                             267,000         683,000
     Total current liabilities              5,448,000       6,831,000
Long-term Debt (Notes 1 and 9)                484,000       4,009,000
Deferred Gain (Note 10)                                     1,221,000
Other Liabilities (Note 13)                    70,000         120,000
     Total liabilities                      6,002,000      12,181,000
Commitments and Contingencies
  (Note 16)
Stockholders' Equity:
  Common stock - $1.33-1/3 par value;
  authorized 5,000,000 shares; issued
  2,536,935 shares                          3,382,000       3,382,000
  Additional paid-in capital               14,439,000      14,439,000
  Accumulated deficit                     (13,449,000)    (14,215,000)
  Less 73,962 shares of stock in
  treasury, at cost                          (344,000)      (344,000)
     Stockholders' equity                   4,028,000      3,262,000
     Total Liabilities and
     Stockholders' Equity                $ 10,030,000    $15,443,000


     CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                     Year ended December 31,
                               1996           1995           1994
                               (rounded to nearest thousand except
                                     per share amounts)



Net sales (Notes 1 and 14)     $ 23,616,000     $ 29,793,000   $33,085,000

Cost of sales                    21,501,000       28,331,000    30,097,000

Gross profit                      2,115,000        1,462,000     2,988,000

Selling, general and
administrative expenses           2,528,000        2,825,000     3,042,000
Loss from operations               (413,000)      (1,363,000)      (54,000)

Other income (expense):
  Interest expense                (607,000)         (816,000)     (894,000)
  Impairment loss on property
  and plant                                         (350,000)
  Gain on termination of
  sale/leaseback
  agreement (Note 10)            1,555,000
  Other income, net                231,000           754,000      344,000
                                 1,179,000          (412,000)    (550,000)

Net income (loss)                  766,000        (1,775,000)    (604,000)

Accumulated deficit at
beginning of year              (14,215,000)      (12,440,000) (11,836,000)
Accumulated deficit
at end of year                $(13,449,000)     $(14,215,000)$(12,440,000)

Net income (loss) per share $        .31            (.72)         (.25)

Weighted average shares
outstanding                     2,462,973          2,462,973    2,462,973



CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    Year ended December 31,
                                              1996           1995       1994
                                                 (rounded to nearest thousand)
                                             __________________________________
Cash flows from operating
activities:
  Net income (loss)                        $    766,000  $(1,775,000)    $   (604,000)
  Adjustments to reconcile net
  income (loss) to net
   cash provided by (used in)
   operating activities:
     Depreciation and amortization             1,010,000   1,067,000        1,089,000
     Gain on termination of
     sale/leaseback agreement                 (1,675,000)
     Loss (gain) on sale of
     property, plant and equipment                17,000   (531,000)         (302,000)
     Provision for bad debts                      95,000     63,000            (8,000)
     Deferred gain                               (99,000)  (119,000)         (204,000)
     Other, net                                 (363,000)   366,000          (152,000)
     (Increase) decrease in operating assets:
       Accounts receivable                     1,407,000   (20,000)          (360,000)
       Inventories                              (235,000)1,075,000            615,000
       Prepaid expenses                          (52,000)   42,000             (4,000)
       Other current assets                       (9,000)   56,000             72,000
     Increase (decrease) in operating liabilities:

       Accounts payable                         (443,000) (345,000)            265,000
       Accrued liabilities                        74,000   120,000              26,000
       Other liabilities                         (50,000)
   Net cash provided by (used in)
   operating activities                          443,000   (1,000)             433,000
Cash flows from investing activities:
  Proceeds from termination
  of sale/leaseback                              329,000
  Proceeds from sale of assets, net               70,000   531,000             302,000
  Purchases of property, plant
  and equipment                                  (49,000)   (5,000)            (82,000)
   Net cash provided by investing
   activities                                    350,000   526,000             220,000
Cash flows from financing activities:
  Proceeds from long-term debt                             319,000             750,000
  Net (repayments) borrowings
  under credit line                             (598,000)  (99,000)             59,000
  Reduction of long-term debt and
  current maturities                            (628,000)  (645,000)       (1,663,000)
   Net cash used in
   financing activities                       (1,226,000)  (425,000)         (854,000)
Net increase (decrease) in cash                 (433,000)   100,000          (201,000)
Cash at beginning of year                        660,000    560,000           761,000
Cash at end of year                          $   227,000   $660,000       $   560,000
Supplemental disclosure of cash flow information:

  Cash paid during the year for
  interest                                   $   607,000   $807,000       $    899,000
Supplemental schedule of noncash
financing and investing activities:

  Capital lease obligations
  incurred for acquisition
   of property and equipment                $     17,000  $113,000      $     472,000
  Write-off of capital lease
  obligation                                $  3,330,000
  Write-off of fixed assets                 $  2,995,000




1.  BUSINESS ORGANIZATION AND SIGNIFICANT ACCOUNTING
POLICIES: Peerless Tube Company ("Peerless") and its subsidiary (collectively the "Company") supply collapsible metal tubes and seamless aluminum aerosol containers to national marketers primarily in the pharmaceutical, cosmetic and toiletry industries. Manufacturing facilities are located in Bloomfield, NJ.

The consolidated financial statements of the Company include the accounts of Peerless and its wholly owned subsidiary, Peerless Tube Company of Puerto Rico, Inc. All significant intercompany accounts and transactions have been eliminated.


Inventories are stated at the lower of cost (first-in, first-out method) or market.

Depreciation of property, plant and equipment is provided for by the straight-line and the declining-balance methods over the estimated useful lives of the related assets.

Maintenance and repair expenditures are charged to appropriate expense accounts in the period incurred. Major replacements, renewals and betterments are capitalized.

Property, plant and equipment, stated at the lower of cost less accumulated depreciation or net realizable value, includes interest capitalized during the construction period on funds borrowed to construct the facility. Capitalized interest is amortized over the estimated useful lives of the related property and equipment.

Revenue from sales of products is recognized at the date of shipment to customers.

The Company maintains its cash in bank accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Net income (loss) per share is based on the weighted average number of shares outstanding during the year. The effect of shares issuable under stock options is excluded from the computation of weighted shares as such effect is antidilutive.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

The Company reviews long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be fully recoverable. The Company performs nondiscounted cash flow analyses to determine if an impairment exists. Impairment losses on assets are determined based on the present value of cash flows using discount rates which reflect the inherent risk of the underlying business. Impairment losses on assets to be disposed of are based on the estimated proceeds to be received less costs of disposal.

Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments.

Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 1996 and 1995, management believes that the carrying amount of the revolving credit line approximates fair value because of the short maturity of this financial instrument. The carrying value of the Company's long-term debt is considered to approximate fair value based upon current borrowing rates offered to the Company. In 1997, the Company will adopt SFAS No. 128, Earnings Per Share.

SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. The Company believes adoption of SFAS No. 128 will not impact the results of its operations.

Certain 1995 amounts have been reclassified in order to conform with the presentation used in 1996.


2. BUSINESS AND DEBT RESTRUCTURING:,The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Since 1988, however, the Company has suffered recurring losses from operations and negative cash flows. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company's asset-based lender has amended its agreement with the Company to continue to provide certain loans for operations
(see Note 8).

The Company's management has continually evaluated and reshaped its business to improve the operational results of the Company and respond to the changes in the economic and competitive market
in which the Company operates.   Major cost and head count
reduction programs previously implemented focused on reduction of pension and employee benefits, particularly changes to healthcare benefits. Except for periodic additions to meet peaks in sales demands, the Company has reduced its workforce, both salaried and hourly. Management introduced and implemented new programs to improve its production, inventory management and management cost accounting systems.

With the anticipated cooperation of its secured lender and the additional consolidation of plant assets, management believes that actions presently being taken to improve the Company's operating performance including reductions of staffing levels and stabilization of raw material prices will provide adequate working capital, help minimize the financial loses, and create the opportunity for the Company to continue as a going concern.

3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Information relating to the allowance for doubtful accounts is as follows:

December 31,                       1996                     1995
                                 ----------            -----------
Balance at beginning of year       $140,000               $ 77,000
 Charged (credited) to costs
  and expenses                      146,000                 67,000
   Deductions or write-off
   of uncollectible
   accounts receivable              (51,000)                (4,000)
   Balance at end of year          $235,000               $140,000


4. INVENTORIES:

Inventories are comprised of the following:

                                                    December 31,
                                             1996          1995
                                             __________    __________
Raw materials                                $1,724,000    $1,432,000
Work-in-process                                  29,000       119,000
Finished goods                                  907,000       874,000
                                             ___________   ___________
                                              $2,660,000    $2,425,000

5. PROPERTY, PLAN
     AND EQUIPMENT:

Property, plant and equipment is comprised of the following:

                                         December 31,
Estimated
                                      1996         1995     Useful Life
                                    _________    __________ _____________
Land                              $   462,000   $  462,000
Buildings and improvements          4,348,000     4,299,000 10 to 45 years
Machinery and equipment            13,214,000    18,119,000  7 to 13 years
Furniture, fixtures and office
 equipment                          1,614,000     1,610,000  5 to 10 years
                                   19,638,000    24,490,000
Less accumulated depreciation
 and amortization                 (15,514,000)  (16,407,000)

                                $   4,124,000    $8,083,000


Included in machinery and equipment at December 31, 1995 is approximately $4,724,000 of machinery and equipment at cost less $1,515,000 of accumulated depreciation located at the Puerto Rico facility held under a capital lease. As described in Note 10, this lease was terminated on November 1, 1996.

Substantially all of the Company's equipment serves as collateral for short- and long-term borrowings (see Notes 8 and 9).


6.   ACCRUED LIABILITIES:

Accrued liabilities is comprised of the following:
                                           December 31,
                                        1996          1995
                                    ___________    ___________
Payroll, payroll taxes and
  payroll-related costs             $   437,000    $   510,000
Health benefits                         180,000        180,000
Professional fees                       233,000        214,000
Environmental                           120,000        120,000
All other                               519,000        391,000
                                    ___________     __________
                                     $1,489,000     $1,415,000
7.  INCOME TAXES:

The deferred tax assets less a valuation allowance are comprised of the following at December 31, 1996 and 1995:

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities:

                                                 December 31,
                                          1996               1995
                                       __________         _________
Deferred tax assets:
 Post-retirement benefits
 other than pensions                   $   24,000          $ 77,000
    Accrual differences                   285,000           227,000
    Accounts receivable
    and inventory valuation
    allowances                            408,000           356,000
    Net operating loss carryforward     3,185,000         2,695,000
    Investment tax credit carryforward    346,000           346,000
    Net operating loss carryforwards of
      Puerto Rico subsidiary                              1,200,000
                                        4,248,000         4,901,000
   Deferred tax liabilities:
   Property, plant and equipment basis
   differences                           (105,000)         (140,000)
   Net deferred tax asset               4,143,000          4,761,000
   Valuation allowance                 (4,143,000)       (4,761,000)
                                    $        - 0 -  $       - 0 -


At December 31, 1996, Peerless had cumulative net operating loss carryforwards of approximately $9,676,000 available to offset future taxable income. These carryforwards will expire in various years through 2010.

At December 31, 1996 and 1995, the Company had investment tax credit carryforwards of approximately $346,000 available to be carried forward to offset future taxes payable. A substantial portion of these carryforwards will expire in the year 2001.

No regular income tax expense was recorded in 1996, 1995 or 1994 as income, if any, before income taxes was fully offset by previously existing net operating loss carryforwards. No deferred tax assets or liabilities are recognized for any of the years presented.


8. REVOLVING CREDIT FACILITY: The Company has a revolving credit facility with an asset-based working capital lender. Borrowings are based on specified levels of accounts receivable and inventories of the Company and bears interest at the prime rate (8.25% at December 31, 1996) plus 3-1/2% to 4% on the outstanding balance. There are minimum borrowing requirements of $1,500,000 under this line of credit. The maximum amount available under the line of credit is $4,750,000 less the principal balance of the equipment term loan ($639,000 at December 31, 1996) (see Note
9).

The terms of the agreement with the revolving credit facility lender effectively provide the pledge of substantially all the Company's assets as collateral. In addition, these agreements require the Company to comply with various financial covenants, including restrictions on the amounts of capital expenditures and a prohibition on the payment of dividends on the Company's common stock. The Company was in compliance with the covenants at December 31, 1996.

9.    LONG-TERM DEBT:

Long-term debt is comprised of the following:

                                                December 31,
                                       1996                      1995
                                  _____________            _____________

Capital lease obligation in
connection with 1991 sale and
leaseback of Puerto Rico assets
(see Note 10).                                             $3,580,000

Equipment term loan payable in
monthly installments of $15,625
plus interest through January 1,
1999 with a final balloon payment
of $256,250 on February 1, 1999.
The loan bears interest at the prime
rate (8.25% at December 31, 1996)
plus 4%.                               $ 639,000              835,000

Various purchase money capital
leases for manufacturing and
office equipment, final payment
due in 1998, with interest rates
at an average of 18%.                    112,000              277,000
                                       _________              _______
                                         751,000            4,692,000

  Less current portion                  (267,000)            (683,000)
  Long-term debt                       $ 484,000           $4,009,000



Long-term debt matures as follows:

Year ending December 31,
                 1998                                     $212,000
                 1999                                      272,000
                                                          ________
                                                          $484,000

10.  SALE/LEASEBACK OF PUERTO RICO FACILITY:

In 1991, the Company entered into a sale/leaseback agreement for its Puerto Rico office and production facility. Under the agreement, the Company sold the facility at an aggregate price of $6,000,000. Concurrently, the Company entered into an agreement to leaseback the facility for 181 months at an average annual rental of approximately $750,000. The transaction resulted in a gain of approximately $1,800,000 which was deferred and was being amortized over the term of the related lease.


Effective November 1, 1996, the lease agreement was terminated by the buyer thereby eliminating the annual leaseback payment of $750,000. As a result Peerless Tube Company of Puerto Rico has ceased operations and is expected to be legally dissolved during 1997. The remaining production requirements of this facility will be met by utilizing the excess capacity at the Bloomfield, NJ, facility. The Company has recognized a gain of $1,555,000, net of Puerto Rico capital gain taxes of $120,000, in connection with the termination of this lease as follows:


Write-off of machinery and equipment                   $(2,995,000)
Write-off of capital lease obligation                    3,330,000
Recognition of deferred gain                             1,123,000
Termination payment received pursuant to the agreement     329,000
Puerto Rico capital gain taxes                            (120,000)
Other                                                     (112,000)
                                                       ____________

Net gain on termination of sale/leaseback transaction   $1,555,000


11.  PENSION PLANS:

The Company has a noncontributory defined benefit plan covering most of its domestic employees. In 1990, the Company had amended its benefit plan to provide for the suspension of benefit accruals for future services. The benefit for the plan is based primarily on years of service and employees' pay through the date that benefit plan accruals were suspended. The Company's funding policy is to make contributions to the plan which is consistent with the funding requirements under the Employee Retirement Income Security Act of 1974. Plan assets consist of a balanced common stock and fixed income portfolio with two investment managers.

In 1994, the Company amended its plan, as required, to be in compliance with the Tax Reform Act of 1986 and subsequent legislation. In addition, the Company adopted the provisions of the Retirement Protection Act of 1994 enacted under the General Agreement on Tariffs and Trade legislation effective December 31, 1994 for all retirements effective March 1, 1995.


Net periodic pension income is as follows:


                                                December 31,
                               ________________________________________
                                    1996             1995          1994
                                    ____             _____         ____
Interest cost on projected
benefit obligation              $ 984,000       $ 1,006,000     $ 969,000

Actual (return) on assets      (1,608,000)       (3,227,000)      303,000

Net amortization and deferral     438,000         2,212,000    (1,432,000)
                                _________        __________    ___________

Net periodic pension income   $  (186,000)   $      (9,000)     $(160,000)



The plan's funded status and amounts recognized in the Company's balance sheet are as follows:


                                             December 31,
                                      1996                 1995

                                     -------------------------------

Actuarial present value of
projected benefit obligation
(all vested)                        $13,644,000        $15,063,000

Plan assets at fair value            15,580,000         15,403,000
                                    ___________         __________

Plan assets in excess of projected
benefit obligation                    1,936,000           340,000
Unrecognized net (gain) loss         (1,311,000)           99,000
                                    ___________          _________
Prepaid pension cost              $     625,000       $   439,000
                                    ___________          _________
                                    ___________          _________


The assumptions used in the accounting were as follows:

Discount rate used to compute
projected benefit obligation               7.4%               6.9%

Expected long-term rate of
return on plan assets                      8                  8

In 1996 and 1995, the discount rate was changed to reflect the change in interest rates.

A minimum liability was recorded to reflect the amount of unfunded benefit obligation at December 31, 1994. In accordance with the overfunding of the pension plan, the minimum liability was reversed in 1995.

A reconciliation of this account for the year ended December 31, 1995 is as follows:

Beginning of year                                     $(464,000)
Adjustment to recognize the
minimum pension liability                               464,000
                                                      __________

End of year                                           $    - 0 -

In 1995, the Company offered a 401(k) retirement savings plan to all nonunion full-time employees who have completed one year of employment. Employees may contribute a percentage of their gross salaries as defined in the plan, subject to limits prescribed by the Internal Revenue Service. The Company's contributions are at the discretion of the board of directors. Participants are fully vested upon entering the plan. Officers of the Company serve as trustees of the plan. Contributions for the year ended December 31, 1996 were approximately $13,000. For the year ended December 31, 1995, the Company made a provision of $40,000 for contributions and administrative expenses related to the start-up and administration of this plan.

12.  STOCK OPTION PLANS:

SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does not require companies to record compensation cost for employee stock option grants. The Company has chosen to continue to account for employee option grants using Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense has been recognized for employee stock option grants and the Company has elected to adopt the disclosure provisions only of the new SFAS.

No stock options were issued by the Company during the two-year period ended December 31, 1996. Accordingly, no pro forma disclosures are presented.

In 1992, the Company adopted a stock option plan under which incentive stock options may be granted to officers and key employees to purchase up to a maximum of 250,000 shares of common stock. The options granted to employees under the plan are to vest and become exercisable at the rate of 25% per year following the grant of such options provided that certain conditions are satisfied. The stock options are exercisable at a price of not less than 100%, or 110% in the case of a 10% stockholder, of the market value at date of grant. Exercise prices of options issued range from $1.65 to $6.50 per share. All options are exercisable over a 10-year period, except for 10% stockholders, in which case the period is 5 years. Activity in stock options during the years was as follows:

                                                       1995 and 1996
                                                         Weighted
                                                         Average
Year ended December 31,               1996       1995  Exercise Price
                                      ____       ____  ______________
Outstanding at beginning
of year                               234,200   234,200     1.92
Expired during the year              (110,000)              1.25
                                      _______   _______     ____

Outstanding at end of year            124,200   234,200     2.50
                                      _______   _______     ____
                                      _______   _______     ____

Options exercisable at year-end        99,200   132,500


      Number of
   Options Exercisable
   at December 31, 1996         Exercise Price         Expiration Date
   ____________________         ______________        _______________

        14,400                    $5.75                    1997
        75,000                     1.65                    1998
        9,800                      6.50                    1998


13.  OTHER POST-RETIREMENT BENEFITS:

The Company provides healthcare and life insurance benefits to certain active and retired employees. In 1992, the Company adopted SFAS No. 106, Employer's Accounting for Post-Retirement Benefits Other Than Pensions. SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during an employee's active service life. The Company previously expensed these costs as paid. The retiree medical and life insurance programs are not funded. Claims and expenses are paid from the general assets of the Company. The balance of this accrual is adjusted based on actuarial adjustments and employment activity during the periods involved. The activity of this liability is as follows:

                                                December 31,
                               _____________________________________
                                   1996             1995         1994
                                   ----             ----         ----

Beginning of year                $120,000         $175,000     $152,000
Adjustment to recognize
  the cost of benefits, net       (50,000)         (55,000)     23,000
                                  ________         ________     ________
   End of year                   $ 70,000         $120,000     $175,000
                                  ________         _________   ________
                                  ________         _________   ________


14.   MAJOR CUSTOMERS:

In 1996, three customers accounted for 55% (22%, 21% and 12%) of the Company's sales. In 1995, four customers accounted for 68% (24%, 16%, 15% and 13%) of the Company's sales. In November 1996, the customer representing 12% of the Company's sales changed its product line, and as a result ceased doing business with the Company. In March 1996, the Company's largest account chose not to renew its contract with the Company. In 1994, sales to four customers accounted for 61% (22%, 14%, 13% and 12%) of the Company's sales.

15. RELATED PARTY TRANSACTIONS:

A former director of Company, who resigned in March 1995, has an ownership interest in a company that supplied paint to the Company. Amounts paid by the Company to this supplier during the years prior to his resignation from the board of directors approximated $347,000 and $433,000 in 1995 and 1994, respectively.

16.  COMMITMENTS AND CONTINGENCIES:

In January 1992, the Company entered into a supply agreement with a vendor for the purchase of aluminum slugs for a period of eight years. The Company may terminate this supply agreement upon 30 days' written notice to the buyer provided the buyer's selling price to the Company is not competitive with market quotes obtained from at least 3 other vendors for aluminum.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

At December 31, 1996, the Company had purchase commitments outstanding of approximately $3,090,000 for raw aluminum through December 1997. These are substantially offset by firm purchase orders on contracts from customers.
The Company is a defendant in several lawsuits arising in the normal course of business. Counsel for the Company cannot offer an opinion as to the probable outcomes of such cases. The Company believes these suits are without merit and is vigorously defending its position in each suit.

The Company is subject to federal, state and local requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. It is the Company's policy to comply with these requirements, and the Company believes that as a general matter its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with its business. Some risk of environmental damage is, however, inherent in particular operations and products of the Company, as is the case with other companies engaged in similar businesses.

The Company is and has been engaged in the handling, manufacture, use or disposal of several substances which are classified as hazardous or toxic by one or more regulatory agencies. The Company believes that its handling, manufacture, use and disposal of such substances have generally been in accord with environmental laws and regulations. It is possible, however, that future knowledge or other developments, such as improved capability to detect such substances in the environment, increasingly strict environmental laws and standards and enforcement policies thereunder, could bring into question the Company's handling, manufacture, use or disposal of such substances.

The Company has and will continue to incur operating costs for environmental compliance. In connection with the removal of several underground storage tanks, the Company is monitoring several wells to ensure appropriate action is taken with respect to any ground water contamination. Future modifications and capital additions to existing equipment may also be required as regulations are enacted. At the present time, management is unable to fully estimate the amount of potential expenditures in these areas for future years, but believes the Company has acted prudently in its environmental practices and responsibilities.

June 13, 1997

Dear Shareholder,

It is my pleasure to invite you to attend the 1997 Annual Meeting of Shareholders of Peerless Tube Company. The meeting, will be held on Friday, July 25, 1997 at 10:00 A.M. local time at the Corporation's headquarters, 58-76 Locust Avenue, Bloomfield, New Jersey. The Notice of Annual Meeting and Proxy Statement accompanying this letter describes business to be conducted at this meeting.

Our Company's executive committee and I will report to you on our progress and we look forward to your questions and comments.

It is important that your shares be represented at the meeting, regardless of the number you may hold. Whether or not you plan to attend the meeting, please complete the proxy card and return it in the pre-addressed envelope as soon as possible. This will not prevent you from voting your shares in person, if you are present.

This proxy will be also used as an admission list to the meeting.
I look forward to seeing you on July 25, 1997.

Sincerely,


Frederic Remington

                            PEERLESS TUBE COMPANY


                          Notice of Annual Meeting

NOTICE IS HEREBY GIVEN that the Annual Meeting of the holders of Capital Stock, $1.33 1/3 Par Value of Peerless Tube Company, a
New Jersey Corporation, will be held at the office of the Company at 58-76 Locust Avenue, Bloomfield, New Jersey, on Friday, July 25, 1997 at 10:00 A.M., EDT. The meeting, and/or adjournment or adjournments thereof, is called for the following purposes:

1 . To elect a Board of eight Directors to serve until the next annual meeting and until their successors are elected and qualify;

2.     To ratify the appointment of Goldstein Golub Kessler &
       Company, P.C. as independent accountants of the Company for 1997; and

3. To receive the reports of officers (without taking any action thereon) and to transact such other and further business as may properly come before the meeting or any adjournment thereof.

These items are more fully described in the following Proxy Statement, which is hereby made a part of this Notice. Stockholders entitled to notice of and to vote at the annual meeting are stockholders of record at the close of business on May 30, 1997, as fixed by action of the Board of Directors.

All Stockholders are urged to sign and return the accompanying proxy without delay in order that a quorum at the annual meeting may be assured.

Each Stockholder is entitled to one (1) vote, in person or by proxy, for each share held by such Stockholder.

By Order of the Board of Directors


Ann Gaccione, Secretary

Dated:      June 13, 1997
            58-76 Locust Avenue
            Bloomfield, NJ 07003


                      YOUR VOTE IS IMPORTANT
YOU ARE URGED TO DATE, SIGN AND PROMPTLY RETURN YOUR PROXY SO THAT YOUR SHARES MAY BE VOTED IN ACCORDANCE WITH YOUR WISHES AND IN ORDER THAT THE PRESENCE OF A QUORUM MAY BE ASSURED. THE PROMPT RETURN OF YOUR SIGNED PROXY, REGARDLESS OF THE NUMBER OF SHARES YOU HOLD, WILL AID THE COMPANY IN REDUCING THE EXPENSE OF ADDITIONAL PROXY SOLICITATION. THE GIVING OF SUCH PROXY DOES NOT AFFECT YOUR RIGHT TO VOTE IN PERSON IN THE EVENT YOU ATTEND THE MEETING. A COPY OF THE CORPORATION'S 1996 ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION IS ENCLOSED OR AVAILABLE WITHOUT CHARGE. DIRECT YOUR REQUEST TO PEERLESS TUBE COMPANY, 58-76 LOCUST AVENUE, BLOOMFIELD, NEW JERSEY 07003, OR CALL (201) 743 -5100.

                        PEERLESS TUBE COMPANY
                           PROXY STATEMENT

General Information and Annual Meeting of Stockholders, July 25, 1997.

The enclosed proxy is revocable and is solicited on behalf of the Board of Directors of Peerless Tube Company for use at the Annual Meeting of the Stockholders to be held on Friday, July 25, 1997 at 10:00 A.M. at 58-76 Locust Avenue, Bloomfield, New Jersey
07003. This Proxy Statement and the enclosed form of proxy are first being sent or given to Stockholders on or about June 13, 1997.

All expenses incurred in this solicitation will be paid for by the Company.

The Annual Report including information filed with the Company's annual 10K report and financial statements for the year ending
December 31, 1996, are enclosed herewith.

Only Stockholders of Record at the close of business on May 30, 1997 will be entitled to vote. On the said record date there were outstanding 2,462,973 shares of capital stock, each share of which is entitled to one vote at the meeting. The owners of a majority of the shares entitled to vote, present in person or represented by proxy, will constitute a quorum for the transaction of business at the meeting.

The shares represented by a properly signed and returned proxy card will be voted as specified by the shareowner. If a proxy card is signed and returned but no specification is made, such shares will be voted FOR the election of all nominees for director (Proposal 1), the appointment of independent accountants (Proposal 2). A proxy may be revoked by a shareholder at any time before it is voted by notice in writing delivered to the Secretary of the Company, by submission of another proxy bearing a later date or by voting in person at the Annual Meeting.

It is the policy of the Company that any proxy, ballot or other voting material that identifies the particular vote of a shareholder will, if requested thereon by the shareholder, be kept confidential except in the event of a contested proxy solicitation or as may be required by law. The Company may be informed whether or not a particular shareholder has voted and will have access to any comment on a proxy, ballot or other material and to identify the commenting shareholder. Under the Policy, the inspectors of election at any meeting will be independent parties unaffiliated with the corporation.

Election of Board of Directors (Item 1 on Proxy Card)

A Board of eight (8) Directors is to be elected at the Annual Meeting for a term of one year and until the election and qualification of their successors. Each nominee has consented to being named in the Proxy Statement and to serve if elected. If prior to the Annual Meeting any nominee should become unavailable to serve, the shares represented by a properly signed and returned proxy card will be voted for the election of such person as may be designated by the Board of Directors or the Board may determine to leave the vacancy unfilled.

Certain information regarding each nominee and each director continuing in office after the Annual Meeting is set forth below, including the individual's age and principal occupation, a brief account of business experience during the last five years, certain other directorships currently held and the year in which the individual was first elected a director of the Corporation. In addition, shares of Capital Stock beneficially owned as of May 30, 1997 are disclosed based in part on information received from the respective persons and in part from the records of the Company.

                          NOMINEES FOR  ELECTION

                                                                 Shares of
                                                        Board    Common
                                                        Member   Stock     % of
Directors               Age    Principal Occupation     Since    Owned     Total
---------               ---    --------------------     ------   -------   -----


Brinton, S. Jervis      73     Financial Planner
                               and Consultant           1990     1,000      0.1%

Felzenberg, Leonard     63     Attorney at Law          1997       500      0.1%

Leo, Frank M.           79     Real Estate Developer    1990     4,000      0.2%

McDermott, Frank X.     72     Attorney at Law          1983     3,804      0.2%

Potts, Richard W.       60     President                1970   170,434      6.9%

Remington, Frederic     67     Chairman & Chief
                               Executive                1965   188,418      7.7%

Remington John F.       62     Midwest Sales Manager    1993   144,895      5.9%

Solomon, A. Louis       67     Consultant               1992       500      0.1%


Mr. Leonard Felzenberg, Attorney at Law, was appointed to serve on the Board at the March 18, 1997 meeting. Mr. Solomon's firm periodically performs consulting work for the company.

* All Directors and Officers of the Company hold as a group 34.7% of the Company's stock, including 338,098 shares beneficially, or otherwise, held by the Remington family. See page 7 for additional information. Hill, Thompson, Magi & Company have holdings of 12.6% or 321,275 total shares. There are on other holdings reported over 5% of the total shares outstanding except for the 137,870 shares, representing 5.6%, which are held by the Peerless Tube Pension Plan at March 18, 1997.
Business Background of Directors

S. Jervis Brinton, Jr. was elected to the Board of Directors in 1990. He is a graduate of Williams College, New York University Graduate School of Business Administration and the College for Financial Planning. Mr. Brinton retired in 1987 as Executive Vice President of Midlantic National Bank and is currently President of Brinton Eaton Associates, Inc., in Morristown, N.J., engaged in personal financial planning and money management. He is Chairman of the Henry H. Kessler Foundation and the Fannie Ripple Foundation, and Trustee of the Marcus Ward Home, and the Morris Museum. Mr. Brinton is a member of the Executive Committee.

Leonard J. Felzenberg was elected to the Board of Directors in 1997. Mr. Felzenberg is a graduate of the University of Chicago and New York University School of Law. He was admitted to practice law in New Jersey in 1955 and in New York in 1982. He served as a trial attorney in the Internal Security Division of the United States Department of Justice and as a Line Officer in the United States Navy. At the present time he is a senior partner in the firm of Felzenberg, Winter & Winkler which maintains law offices in Livingston, New Jersey.


Frank M. Leo was elected to the Board in October, 1990. He holds certificates in Business and Commercial Law from Rutgers University Extension and a certificate in Accounting from Bloomfield College. He is the recipient of an honorary degree of Doctor of Business Administration from Bloomfield College. He is a graduate of the U. S. Army Counter Intelligence School. He formed the T.V. Leo & Sons, Inc., a construction firm specializing in commercial buildings and apartment houses. Afler serving twenty years as President of this firm, he sold his interest and presently is in business with his son in the development of land and construction of offices and residential buildings. He has been on the Advisory Board of National Newark & Essex Bank, now PNC Bank, for twenty-five years.Frank X. McDermott was elected to the Board of Directors in 1983. He is a graduate of Columbia College and Columbia School of Law and holds two Master's degrees from New York University. He was admitted to the practice of law in New York in 1949 and in New Jersey in 1962. At the present time he is a Senior Member in the firm of Apruzzese, McDermott, Mastro & Murphy, specializing in corporate and labor law for management, with offices in Liberty Corner, NJ.

Richard W. Potts was elected to the Board of Directors in 1970. After earning a Bachelor of Science degree from Rensselaer Polytechnic Institute and a Master's Degree from Newark College of Engineering (NJIT), Mr. Potts joined the Company in 1963, has served as the Vice President, Manufacturing since 1968, aiid was clected Senior Vice President, Production in 1986 and President and Chief Operating Officer in 1989. Mr. Potts is a member of the Executive Committee of the Board.

Frederic Remington, Jr. was elected to the Board of Directors in 1965. Mr. Remington joined the Company in 1950 after attending Temple University and New Jersey Institute of Technology, formerly Newark College of Engineering. He was named Vice President, Operations in 1968, Vice President, Engineering in 1977, Senior Vice President, Engineering in 1986 and Chairman of the Board and Chief Executive Officer in 1989. Mr. Remington is a former Chairman of the Essex County Republican Organization, a former member of the New Jersey State Assembly and a director of the SFM Corporation. Mr. Remington is a member of the Executive Committee of the Board.

John F. Remington was appointed to the Board of Directors in 1993. Mr. Remington attended Newark College of Engineering and Rutgcrs University. He has been employed at Peerless since Septetnber 1955 and became a regional sales manager in 1967. He is past president of the Chicago Perfumery, Soap and Extract Association and the Aerosol Industry Development Association.

Louis A. Solomon was elected to the Board of Director's in 1992. Mr. Solomon is the principal in a management consulting firm, L.A. Solomon Associates. He originally was retained by the Company in 1990 during the early phases of its business restructuring. For over ten years, Mr. Solomon has been a director and consultant to Kwik-Way Industries, Inc., a manufacturer of machines and tools used in the automotive aftermarket. He has a BS in Economics froni the University of Pennsylvania; MS Economics, Columbia University; and occupied the positions of Graduate Faculty and Adjunct Assistant Professor of Economics at the graduate business schools at the University of Bridgeport and Long Island University, respectively.

Remuneration of Officers and Directors
All directors receive an annual director's fee of $3,200 plus $600 for each meeting attended. In addition, the outside directors receive $500 for each committee meeting attended. An additional $300 is paid to the chairperson of the Audit and Executive Compensation and Stock Option Committees (two committees).


Certain relationships and transactions
Directors, from time to time, provide legal or consulting services. There were no such services performed or fees paid in 1996 or 1995

Meetings of the Board
The total number of regular meetings of the Board of Directors during the last year was five (5). During or after thcse meetings, special and committee meetings were also held. A majority of Directors attended all the meetings of the Board and Committees of which they were members.


Committees of the Board
The Company has an Executive Committee currently consisting of the following members of the Board:

Frederic Remington, Jr.
Richard W. Potts
S. Jervis Brinton

The Executive Committee meets on call and has the authority to act on most matters during the intervals between Board of Directors' meetings. This committee did not meet formally since the last annual meeting. No fees are paid for services of the Executive Committee.

The Company has an Audit Committee, Executive Compensation
Conimittee and a Stock Option Committee, each of which consists of all of the outside Directors of the Company. The Audit
Committee and the Executive Compensation Committee met once since the last annual meeting. The Company does not have a standing
Nominating Committee.

Executive Compensation
The Company believes that shareholders should be provided information about executive compensation that is easy to understand and relevant, and is consistent with the newly adopted proxy rules of the Securities and Exchange Commission. This disclosure allows its shareholders to more effectively evaluate the relationship between executive compensation and shareholder value.

                         EXECUTIVE COMPENSATION

Name, Position        Fiscal Salary   Bonus   Other
                       Year                   Annual      Restricted   Stock    Retirement
                                              Benefits    Stock        Options  Benefits
                                              (1,2)***    Awards       (3,4,5)  (6) (7)

Frederic Remington,   1996   $157,000 $0      $21,000     0              0      $0
Chairman & CEO        1995   $157,000 $0      $21,000     0              0      $39,000
                      1994   $157,000 $0      $20,000     0              0      $0
Richard W. Potts,     1996   $157,000 $0      $20,000     0              0      $30,000
President             1995   $157,000 $0      $15,000     0              0      $0
                      1994   $157,000 $0      $16,000     0              0      $0
G.J. Blumenschein     1996   $ 90,000 $0      *(1)
VP, Finance and
Treasurer
Christopher C.H.      1996   $115,000 $0      **(1)
Graber                1995   $115,000 $0      **(1)
                      1994   $115,000 $17,500 **(1)

 *    Assumed position March 26, 1996
**    References can be found on the paragraphs that are on page
      10.
*** Note: number (#) references can be found in the paragraphs that follow on pages 6-9; certain references also apply to the Option Grant table on page 9.


(1) The amounts indicated for other benefits represent the incremental cost to the Company of providing life and medical insurance, expenses associated with their use of a company car and Board of Director fees received. If no amount is shown in a given year, such perquisites do not exceed the lesser of $50,000 or 10% of such officers' salary and bonus. Not included in the table above is a $12,000 non recurring prior years adjustment for Mr. Remington.

(2) Mr. Remington and Mr. Potts both have similar five year employment contracts which renew automatically unless notice is given by the Company. Under these contracts, the executives agree to serve the Company during the term of employment for cash compensation plus any other benefits such as pension, profit sharing, stock options, or insurance coverage, to the extent as they may be made generally available to the executives of the Company. The Company shall have the right to discharge the executive during the term of the agreement for good cause and thereupon terminate the Agreement. "Good cause" shall include the employee neglecting, refusing, or failing to faithfully and diligently render services to the extent and in the manner provided. The term of the agreement shall also end immediately upon the death of the executive and may be terminated by the Company upon such mental or physical illness, disability, or incapacity as renders the employee unable to perform satisfactorily all his duties for more than 90 days during a 180-day period. The employee may terminate the agreement by giving the Company 15 days written notice. If the Company terminates the employees employment for other than good cause, it shall pay the employee his normal salary from the date of termination for a period of five years.


(3) The beneficially owned shares by Mr. Frederic Remington, John Reniington, and Mr. Potts disclosed in the table on page 3 does not include 146,704 shares held by the children of Messrs. Frederic Remington, Jr., John Remington, William G. Remington (deceased) and Richard W. Potts. It also excludes 38,181 shares owned by The William G. Remington Foundation, of which Frederic Remington, Carol Mathis, his widow, and his daughters, Karen K. Cummins and Lori J. Smiley, are Trustees. Carol Mathis, sister-in-law to Frederic and John Remington, and sister-in-law to Mr. Richard Potts beneficially owned 153,213 shares as of March 18, 1997. The Remington family holdings including those shares in the Foundation represent approximately 34.7% of the shares outstanding as of March 18, 1997.

(4) Since 1990, the Company entered into several employment agreements for additional stock options pursuant to an incentive stock option plan which became effective June 1, 1992. The granting of these options is at the discretion of the Board. Effective January 1993 Mr. Remington and Mr. Potts were each granted options to purchase 50,000 shares of common stock at $1.65 per share, which was 110% of the market price as of the date the options were granted. The full text of the 1992 Incentive Stock Option Plan (the "Plan") under which these options were granted is on file with the Securities and Exchange Commission and is incorporated by reference. Salient provisions of the plan are as follows: In June 1992 options to purchase 110,000 shares of stock at 1.25 were granted to two individuals no longer employed by the Company. Neither former employee exercised their options.

Shares Reserved for Issuance.
Pursuant to the terms of the Plan, two hundred fifty thousand (250,000) shares of the Company's Common Stock are reserved for issuance thereunder. In the event there is any change in the number of issued shares of the Common Stock of the Company without new consideration to the Company (such as by stock dividends or stock splits), the number of shares reserved for issuance under the Plan, the number of shares subject to any outstanding option and the option price per share of each outstanding stock shall be appropriately adjusted. Similarly, if the Company shall be party to a merger, consolidation, reorganization, sale or similar occurrence, equitable aqiustment in the options may be made.

Administration of Plan; Award of Options.
The Plan is administered by the Executive Compensation and Stock Option Committee of the Board of Directors (the "Committee"), which is comprised of all of the Company's outside directors are subject to the overall authority of the Board of Directors. Committee members do not receive any additional compensation for administering the Plan except for their regular meeting fee described above. Pursuant to its authority, the Committee may grant options to purchase shares of Common Stock reserved under the Plan to all employees of the Company.

Option Price.
The option price per Share shall be determined in each case by the Board of Directors but shall not be less than one hundred percent (100%) one hundred ten percent (110%) in the case of a 10% Shareholder/or more of the fair market value thereof as determined by the Board by any reasonable method using market quotations on the date the option is granted.

Amendments.
The Board of Directors may amend the Plan as it deems advisable. No amendment may, without further approval of the stockholders of the Company within twelve months before or after the date on which such amendment was adopted, (a) increase the total number of shares which may be made the subject of options granted under the Plan, either in the aggregate or to any individual employee,
(b) change the manner of determining the option Price, (c) change the criteria of determining which employees are eligible to receive options, (d) extend the period during which options may be granted or exercised, or (e) withdraw the administration of the Stock Option Plan from the Board of Directors.

Vesting.
The options granted to employees under the Plan are to vest and become exercisable at the rate of 25% per year following the grant of such options provided that certain conditions are satisfied. For a description of these conditions, see the subsection below entitled "Termination of Employment."



Exercise Period
The options granted to employees under the Plan may not be exercised more than ten (10) years after the Plan is approved by the Company's stockholders.

Termination of Employment.
Outstanding options must be exercised during employment with the Company or within three months after termination of employment with the Company (other than by reason of death or permanent disability, in which case they must be exercised within twelve months after termination). In addition, options are exercisable only to the extent that they are vested as of the date of termination of employment.

Non transferability
Each option granted under the Plan is not transferable by the holder except by will or the laws of descent and distribution of the State wherein the holder is domiciled at the time of his death.

Sale of the Company.
In the case of (I) a sale of all or substantially all of the Company's assets outside the ordinary course of business; (II) an offer to purchase at least a majority of the Company's issued and outstanding common stock or an offer to the Company's stockholders to tender for sale at least a majority of the Company's issued and outstanding con-imon stock, which offer is accepted or tender made with respect to at least a majority of the Company's issued and outstanding shares of Common Stock;
(III) the merger or consolidation of the Company with another corporation or entity; (IV) a public or private offering of 20% or more of the Company's Common Stock, whether of newly or previously issued shares; or (V) a dissolution or liquidation of the Company, options granted or unexercised shall, in the discretion of the Board of Directors, become fully vested and exercisable for a period of thirty days from the date notice of such sale or public offering is given to the optionees. Upon the expiration of the thirty day period, the Board of Directors in its discretion may suspend or cancel the right of any optionee to exercise such options.

Federal Income Tax Treatment of Options.
The options to be granted under the Plan will be deemed to be qualified within the meaning of the Internal Revenue Code. Thus, no gain or loss will be recognized by the optionee until the Shares acquired by option are sold, nor will the Company receive any tax deduction with respect to the Plan.

Existing options under the 1992 plan are as follows:

                             OPTION GRANTS

Name             Fiscal   Options     % of  Exercise  Expiration  Potential Realizable Value
                 Year     Granted   options or Base     Date      at Assumed Rates of Stock
                                    granted Price per   (4 )      Appreciation for Option
                                            Share (3)             Terms (5)(6)

                                                                   5%       10%

Frederic
Remington        1993     50,000    50%     $1.65      1/12/98     $0       $0

Richard W. Potts 1993     50,000    50%     $1.65      1/12/98     $0       $0

Note: number (#) references can be found beginning on page 7


(5) The Peerless Tube Company also has options available to be granted under a certain 1987 Incentive Stock Option Plan which provides for the grant of options to purchase capital stock of the Company. A total of 50,000 shares are available under the Plan up to a maximum of 15,000 shares per calendar year in the aggregate. Options may be granted to key employees of the Peerless Tube Company by the Stock Option Conimittee of the Board of Directors. Options are granted at 100% of the fair market value on the date of the grant and expire ten years from the date of the grant. There are no stock appreciation rights under the Plan. On October 28, 1987 stock options to purchase 14,400 shares were granted at $5.75 per share. On January 27, 1988 stock options were granted to purchase 9,800 shares at $6.50 per share. None of the current officers hold any of these options.

(6) These amounts represent certain assumed rates of appreciation only. For the most part, the exercise price for the options outstanding is below the projected market price of the stock assuming stock appreciation at 5% and 10%. Gains, if any, are reported net of the option exercise price, but before taxes associated with exercise. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions, as well as the option holders' continued employment through the vesting period. The potential realizable value or possible gains in the above Option Grant table were calculated assuming a market price of the stock at S.75, the high during the quarter ended December 31, 1994. The market price as of December 31, 1996 was $..3750. Trades of small blocks of stock in the last 52 weeks have ranged in the transaction price from $.3750 to $.6600. The amounts reflected in the tables may not necessarily be achieved.

(7) At December 31, 1996, the Company has in effect one noncontributory defined benefit retirement plan covering substantially all of the New Jersey employees. Pension costs are computed on the basis of accepted actuarial methods. During
1990, the Company amended its retirement plans to provide for the suspension of benefit accruals for future services

COMMITTEE REPORT TO SHAREHOLDERS
The report of the Executive Compensation and Stock Option Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that Peerless Tube Company specifically incorporates this information by reference, and shall not otherwise be deerned filed under such Acts.

The Peerless Tube Company has long believed that a strong, explicit link should exist between executive compensation and the value delivered to shareholders. This belief has been adhered to by developing pay programs which provide competitive compensation and mirror Company performance. Any short-term and long-term incentive compensation will be based on direct, explicit links to Company performance and the value received by shareholders.

Compensation Philosophy
In designing its compensation programs, the Company follows its belief that compensation should reflect the value created for shareholders while supporting the Company's strategic goals. In doing so, the compensation programs reflect the following themes:

* Compensation should be meaningfully related to the value created for shareholders.

     Compensation programs should support the short- and long-term strategic goals and objectives of the Company.

     Compensation programs should reflect and promote the Company's values, and reward individuals for outstanding contributions to the Company's success.

* Short and long-term compensation play a critical role in attracting and retaining well qualified executives.

     While compensation opportunities should be based on individual contribution, the actual amounts earned by executives in variable compensation programs should be dictated solely by how the Company performs.

Pay Mix and Measurement
The Company's executive compensation is based on three components, each of which is intended to serve the overall compensation philosophy.

Base Salary. Base salary is targeted at the competitive median for competitors in manufacturers of similar market size. For the purpose of establishing these levels, the Company compares itself to a self-selected group of manufacturing companies analyzed by various industry groups and associations both nationally and in the Company's local market focusing on manufacturing companies that compete under similar conditions. This comparison group, which is subject to occasional change as Peerless Tube Company or its competitors change their focus, merge or are acquired, or as new competitors emerge.

Salaries for executives are reviewed by the Committee on an annual basis and may be increased at that time based on: 1) the Committee's agreement that the individual's contribution to the Company has increased; and 2) increases in median competitive pay levels.

Except for a minor cost of living increase adjustment given to all employees in 1994, the compensation for the Chairman and Chief Executive Officer has not increased since Mr. Remington became chairman in 1989. Since 1989, Mr. Remington has requested that the Committee not even consider any adjustments until the Company begins to improve its recent financial performance. Accordingly, any increases of median pay levels among CEOs in the comparison group have not been considered. Similarly, increases, excluding cost of living adjustments, have not been given to Messrs. Potts, and Graber. Mr. Blumenschein assumed his position in March 1996.

Long-Term Incentives. Provided through annual or periodic grants of stock options to the named executives and others, this component is intended to recruit, retain and motivate executives to improve long-term stock market performance. Grants can also be awarded to 10% owners in lieu of increases in fixed base compensation costs and to reinforce the relationship between company performance and future eamings. Stock options are granted at the prevailing market value and will only have value if the Company's stock price increases. Generally, grants made vest in equal amounts over four years on the one year anniversary date of grant; executives must be employed by the Company at the time of vesting in order to exercise the options. The Committee determines the number of options to be granted based on the expected value of return, the number of shares outstanding and competitive factors. Outstanding historical performance by an individual is additionally recognized through larger than normal option grants.



Summary

In aggregate, none of the named executives' cash compensation for 1996 is from incentives directly tied to Company performance. This is largely due to the fact that Messrs. Remington and Potts already have beneficial interest in the common shares of the Company which should be a key incentive for performance. When the potential future value of their current beneficial and stock option grants are included, total compensation appears strongly and explicitly linked to shareholder value creation.

March 18, 1997

By:
PEERLESS TUBE COMPANY
EXECUTIVE COMPENSATION AND
STOCK OPTION COMMITTEE

Brinton, S. Jervis
Leo, Frank M.
McDermott, Frank X.
Solomon, A. Louis

Selection of Auditors (Item 2 on proxy card)
The Stockholders are being asked to ratify the appointment of Goldstein Golub Kessler & Company, P.C. as independent auditors of the Company for 1997. The Company engaged the firm of Goldstein Golub Kessler & Company, P.C. in 1994. No member of the firm of Goldstein Golub Kessler & Company, P.C. has any financial interest, direct or indirect, in the Company.

A member or members of the firm of Goldstein Kessler & Company, P.C. will be present at the Annual Meeting to answer questions that may be asked by Stockholders and will have an opportunity to make a statement

The Board of Directors recommends that the stockholders vote for the ratification of Goldstein Golub Kessler & Company, P.C., as the Company's independent auditors for the year 1997.

Other Business
The management of the Company knows of no other matters which may come before the meeting. However, if matters other than that referred to above should properly come before the meeting it is the intention of the persons named in the enclosed proxy to vote such proxy in accordance with their best judgement.

Vote Required for Approval

 1. Eight (8) nominees for director receiving a plurality of votes cast at the meeting, in person or by proxy shall be elected.

2. All other matters require for approval the favorable vote of a majority of the shares voted at the meeting in person or by proxy.

Inclusion of Stockholder Proposals in the Company's 1997 Proxy
Statement

If any stockholder desires to put forth a proposal to be voted on at the 1998 Annual Meeting of Stockholders and wishes that proposal to be included in the Company's Proxy Statement to be delivered to stockholders in connection with such meeting, that stockholder must cause such proposal to be received by the Company at its principal executive office no later than December 31, 1997.


By Order of the Board of Directors



Ann Gaccione, Secretary
Dated: June 13, 1997