Form 10-Q
period 1997-03-31
PEERLESS TUBE CO
filed 1997-06-24
CIK 76958

SECURITIES EXCHANGE COMMISSION
                                WASHINGTON, DC 20549
                                       10-Q


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended
March 31, 1997                         Commission File No. 1-7215


                            PEERLESS TUBE COMPANY

New Jersey                        22-1191280 (IRS Identification)


                             58-76 Locust Avenue
                            Bloomfield, New Jersey 07003
                            Telephone: 973-743-5100

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

                              Yes X     No

As of the filing date, the aggregate market value of the voting stock held by non affiliates of the Registrant was approximately $1,059,000. The market value is based on $.3750 as of May 19, 1997, which is the last recorded trade. During the quarter, actual trades of relatively small amounts of the Company's shares of stock have ranged in transaction price from $.3750-$.43.

Common Stock, Par Value                $1.33-1/3

Outstanding at March 31, 1997.         2,462,973 shares

Documents incorporated by reference:   None

                               TABLE OF CONTENTS


Item                                                    Page

Part I   Financial Information

         Balance Sheets as of March 31, 1997
         and December 31, 1996                             3

         Statement of Operations for the Quarters
         Ended March 31, 1997 and 1996.                    4

         Statement of Cash Flows - For the Quarters
         ended March 31, 1997 and 1996                     5

         Notes to the Financial Statements                 8-9


         Management's Discussion & Analysis of the
         Financial Conditions and Results of Operations    6-7


Part II  Other Information

         Item 5                                            10

         Item 6                                            10

         Signatures                                        11


PEERLESS TUBE COMPANY
BALANCE SHEET
                                March 31                 December 31,
                                _____________________________________
                                  1997                        1996
                                     (rounded to nearest thousand)

Assets

Current Assets:
Cash                            $     411,000            $      227,000
Accounts receivable, less
   allowances for doubtful
   accounts of $235,000 for 1997
   and 1996 respectively            1,476,000                 2,195,000
Inventories                         3,391,000                 2,660,000
Prepaid expenses                       52,000                    78,000
Other assets                           63,000                    63,000

     Total Current Assets       $   5,393,000           $     5,223,000

Property, Plant and Equipment       3,948,000                 4,124,000
Other assets                          682,000                   683,000
Deferred tax assets, net of
valuation allowances of
$4,143,000 and $4,800,000,
respectively
___________________________________________________________________________
Total Assets                    $ 10,023,000            $   10,030,000
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

Liabilities & Stockholders' Equity

Current Liabilities:
Accounts payable                $  2,535,000            $    2,573,000
Accrued Liabilities                1,495,000                 1,489,000
Revolving credit line              1,003,000                 1,119,000
Current portion of
  long-term debt                     225,000                   267,000
-----------------------------------------------------------------------------------------

Total current liabilities       $  5,258,000            $    5,448,000

Long Term Debt                       746,000                   484,000
Other Liabilities                     70,000                    70,000
-----------------------------------------------------------------------------------------

     Total Liabilities          $  6,074,000            $    6,002,000

Commitments and contingencies

Stockholders' equity:
   Common stock, $1.33-1/3
   par value; authorized
   5,000,000 shares; issued
   and outstanding
   2,536,935 shares                 3,382,000                3,382,000
   Additional paid-in capital      14,439,000               14,439,000
   Accumulated deficit            (13,528,000)             (13,449,000)
   Less 73,962 shares of stock
   in treasury, at cost              (344,000)                (344,000)
------------------------------------------------------------------------------------------

   Stockholders' equity             3,949,000                4,028,000
------------------------------------------------------------------------------------------

    Total Liabilities and
    stockholders' equity        $  10,023,000           $    10,030,000
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------


The accompanying notes should be read in conjunction with the financial statements.


Statement of Operations
For the Quarter Ended March 31,         1997               1996
--------------------------------------------------------------------------
                                        (rounded to nearest thousand
                                          except per share amounts)

Net Sales                         $   4,676,000           $ 6,361,000

Cost of sales                         3,993,000             5,708,000

Gross Profit                            683,000               653,000

Selling, general, and
administrative expenses                 684,000               756,000

Income (loss) from operations      $     (1,000)          $   (103,000)

Interest expenses                       (83,000)              (212,000)

Other Income (expenses)                   5,000               ( 32,000)

Net Income (loss)                  $    (79,000)          $   (347,000)

Accumulated Deficit:
Beginning of period                $(13,449,000)          $ (14,215,000)

End of period                      $(13,528,000)          $ (14,562,000)

Net Income (loss) per share              ($0.03)                 ($0.14)

Average shares outstanding            2,462,973               2,462,973


The accompanying notes should be read in conjunction with the financial statements.


Peerless Tube Company
Statement of Cash Flows                  For The Quarter ended March 31,
                                         1997                      1996
-------------------------------------------------------------------------
                                         (rounded to nearest thousand)

Cash flows from operating
activities:
Net loss                              ($78,000)                ($347,000)

Adjustment to reconcile net
loss to net cash provided by
operating activities:

Depreciation and amortization         176,000                    270,000

Provision for bad debts                88,000                     36,000

Deferred gain                                                    (30,000)

(Increase) Decrease in
operating assets:

Accounts receivable                   631,000                    769,000

Inventories                          (731,000)                  (147,000)

Prepaid expenses                       26,000                    (31,000)

Other current assets                                               6,000

Increase (Decrease) - in
operating liabilities:

Accounts payable                      (38,000)                   (577,000)

Accrued liabilities                     7,000                     370,000
-----------------------------------------------------------------------------------------

Total Adjustments                    $159,000                    $666,000
-----------------------------------------------------------------------------------------

Net cash provided by
operating activities                 $ 81,000                    $319,000

Cash flows from financing
activities:

Net (repayments) borrowing under
credit line                         (116,000)                    (491,000)

Reduction of long term debt and
current maturities                   219,000                     (164,000)
-----------------------------------------------------------------------------------------

Net cash used in financing
activities                          $103,000                    ($655,000)
-----------------------------------------------------------------------------------------
Net Increase (Decrease) in cash      184,000                     (336,000)

Cash - beginning of the period       227,000                      660,000
-----------------------------------------------------------------------------------------

Cash -  end of period               $411,000                     $324,000
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------


The accompanying notes should be read in conjunction with the financial statements.

                                   PEERLESS TUBE COMPANY

                                NOTES TO FINANCIAL STATEMENTS

NOTE 1: PREPARATION OF FINANCIAL STATEMENTS

The accompanying financial statements for the quarters ended March 31, 1997 and 1996 have been prepared by the Company without audit. These financial statements herein prepared by the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report Form 10-K for the year ended December 31, 1996.

In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the Company. The results of operations may not be indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2: BUSINESS AND DEBT RESTRUCTURING

The accompanying financial statements contemplate continuation of the Company as a going concern. Since 1988, however, the Company has suffered recurring losses from operations and negative cash flows.

The Company's management is continually evaluating and reshaping its business to improve the operational results of the Company. Also the Company has, along with its asset-based lender, amended its agreement to continue to provide certain loans for operations.

With the cooperation of its secured lender, management believes the actions presently being taken to improve the Company's operating performance will provide adequate working capital, help minimize further financial losses, and create the opportunity for the Company to continue as a going concern.


NOTE 3: INVENTORIES

Inventories are comprised to the following:

                         Inventories        March 31,         December 31,
                                              1997                1996

Raw materials                             $ 1,930,000          $1,724,000

Work-in-process                                32,000              29,000

Finish Goods                                1,429,000             907,000

  Total                                   $ 3,391,000          $2,660,000

NOTE 4 - ACCRUED LIABILITIES
Accrued liabilities is comprised of the following:


                    Accrued Liabilities       March 31,       December 31,
                                                1997             1996

Payroll, payroll taxes, and
payroll related costs                      $  475,000         $  437,000

Health benefits                                60,000            180,000

All other                                     960,000            872,000

  Total                                    $1,495,000         $1,489,000


NOTE 5 - LONG-TERM DEBT/REVOLVING CREDIT LINE
Long-term debt is comprised of the following:

                                    Long-term debt

                                    March 31,        December 31,
                                      1997               1996

Equipment loan secured by
substantially all the Com-
pay's machinery and equipment
payable to a lender, renegotiated
March 1997, termination date
January 31, 2000.  The loan bears
interest at the prime +4%.           $ 900,000         $ 639,000

Various purchase money capital
leases for manufacturing
and office equipment, final
payment due in 1998, with
interest rates at an average 18%.      71,000           112,000
                                     ________           _______
                                      971,000           751,000
Less current portion                 (225,000          (267,000)

   Long-term debt                   $ 746,000         $ 484,000
                                    _________         _________
                                    _________         _________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
CONDITION & RESULTS OF OPERATIONS

SALES AND RESULTS OF OPERATIONS 1997 COMPARED TO 1996

Sales

Sales for the quarters ended March 31, 1997 and 1996 totaled $4,676,000 and $6,361,000 respectively. The decrease in sales of $1,684,000 or 26.5% is a result of the closing of the Puerto Rico facility in November 1996 and the loss of a major customer during the first quarter of 1996.

The breakdown of the overall sales decrease from all sources for the first quarter ended March 31, 1997 and 1996 respectively was as follow:


Net Sales           1997                1996                        Change              %

Cans            $4,272,000           $4,585,000                   ($313,000)            -7%
Metal Tubes        257,000            1,717,000                 ($1,460,000)           -85%
Miscellaneous      147,000               59,000                      88,000            149%
                __________           __________                  __________            ____

Total           $4,676,000           $6,361,000                ($1,773,000)            -28%


In the first quarter of 1997, two customers accounted for 61% (35% and 27%) of the Company's sales. The 1997 market outlook for aluminum aerosols containers is expected to remain in a growth mode at approximately 3.5%. However, the overall market outlook for aluminum tubes remains soft, a result of the increased demand from the plastic tube market.

Gross Profit Trends and Discussion

The gross profit on sales for the quarter ended March 31, 1997 was $683,000, or 15% on sales of $4,676,000. For the quarter ended March 31, 1996 the gross profit was $653,000 or 10% of net sales for the quarter ended March 31, 1996. The improvement in gross profit for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 relates entirely to product mix. The increased sales in percent to total sales of aerosol cans, which has higher margins than tubes, lower spending, manpower reductions, while at the same time improving efficiencies as compared to 1996, have helped offset the 26.5% loss in sales volume.

The improvement in gross profit and operating results will continue to be gradual considering the Company's high "fixed" costs. While the Company has been successful in reducing these costs, it is important the Company continue to improve its value-added output. The Company's management believes that, with the continued growth of the aluminum aerosol market, approximately 3.5% per year, and new product line, offerings should provide additional sales that would help cover fixed operating costs and provide the Company with increased volume and gross margins that will be sufficient to meet cash requirements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended, March 31, 1997 were $684,000 or 15.0% of sales. For the quarter ended March 31, 1996, selling, general and administrative expenses were $756,000 or 12.0% of net sales. The majority of these cost tend to be fixed in nature resulting in the quarter ended March 1997 percentage to net sales to be higher than March 1996.

Interest Expense and Other Expenses, net

Interest expense for the quarter ended March 31, 1997 was $83,000
as compared to $212,000 in 1996.   The interest decrease of
approximately $129,000 resulted from the termination of the sale-lease back agreement of the Company's Puerto Rico office and production facility.

Liquidity and Capital Resources

The Company had working capital of $134,000 at March 31, 1997 which was approximately a $359,000 gain in working capital from December 31, 1997. Overall the Company had a net increase in cash of $184,000 for the three months ended March 31, 1997 as compared to a net decrease in cash of $366,000 for the three months ended March 31, 1996.

The debt-to-equity ratio at March 31, 1997 was 1.54:1 compared to 1:49:1 at December 31, 1996. The change in this financial ratio was adversely impacted by the Company's first quarter 1997 loss.

For the quarter ended March 31, 1997, cash provided by operating activities was $81,000 compared to $319,000 provided by operating activities for the same period in 1996. The primary source of this cash in the quarter ended March 31, 1997 was the liquidation of accounts receivable, which decreased $631,000 in the quarter. The long term debt was restructured in March 1997 increasing the availability of cash approximately $300,000. Overall for the quarter ended March 31, 1997, because of the debt restructuring, the Company had a net increase in cash of $184,000 compared to a net decrease of $336,000 in 1996.

Management continues to manage its cash resources during periods of losses. The Company believes that 1997 will require continued resourcefulness to cash management. In the first quarter of 1997 the Company's management has already responded with additional labor cut-backs there by maximizing the production man/machine ratios.

PART II   OTHER INFORMATION

 ITEM 5:

There were no dividends declared in the quarter.


ITEM 6:

On May 15, 1997 the Company filed a Form 12b requesting a filing extension of the Quarterly Report Form 10-Q for the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PEERLESS TUBE COMPANY
                                   Registrant


                                   By:/s/Frederic Remington, Jr.
                                      _________________________________
                                      Frederic Remington, Jr.
                                      Chairman


                                   By:/s/Richard W. Potts
                                      _________________________________
                                     Richard W. Potts
                                     President


                                  By:/s/George J. Blumenschein
                                     __________________________________
                                     George J. Blumenschein
                                     Vice President of Finance