Form 10-Q
period 1997-06-30
PEERLESS TUBE CO
filed 1997-09-03
CIK 76958

SECURITIES EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                    10-Q


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997    Commission File No. 1-7215

                         PEERLESS TUBE COMPANY

New Jersey                        22-1191280 (IRS Identification)

                          58-76 Locust Avenue
                      Bloomfield, New Jersey 07003
                         Telephone: 201-743-5100

Securities registered pursuant to section 12 (g) of the act:

            Title of Class                          Exchange
            --------------                          --------
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

Yes  X       No

As of the filing date, the aggregate market value of the voting stock held by non affiliates of the Registrant was approximately $1,059,000. The market value is based on $.3750 as of July 15, 1997, which is the last recorded trade. During the quarter, actual trades of relatively small amounts of the Company's shares of stock have ranged in transaction price from $.3125-$.3750.


Common Stock, Par Value               $1.33-1/3
Outstanding at June 30, 1997.         2,462,973 shares


Documents incorporated by reference: None

                           PEERLESS TUBE COMPANY
                             TABLE OF CONTENTS
                                                          Page
Part I       Financial Information

Item I       Financial Statements (Unaudited)

             Balance Sheets as of June 30, 1997 and
             December 31, 1996. (Unaudited)                3

             Statement of Operations for the Quarters
             Ended June 30, 1997 And 1996 (Unaudited)
             and for the Six Month Period ended
             June 30, 1997 and 1996 (Unaudited).           4-5

             Statement of Cash Flows - for the Six
             Month Period ended June 30, 1997 and
             1996. (Unaudited)                             6

             Notes to the Consolidated Financial
             Statements                                    7-8

Item II      Management's Discussions & Analysis of
             the Financial Conditions and Results of
             Operations                                    9-10



Part II     Other Information

            Item 5                                         11

            Item 6                                         11

            Signatures                                     12


                                                            (Unaudited)
                                               June 30, 1997           December 31, 1996
                                               -----------------------------------------
                                                   (rounded to nearest thousand)

Assets

Current Assets:
Cash                                            $   254,000            $    227,000
Accounts receivable, less allowances
for doubtful accounts of $256,000
and $235,000 for 1997 and 1996 respectively       1,461,000               2,195,000
Inventories                                       2,460,000               2,660,000
Prepaid expenses                                     46,000                  78,000
Other assets current assets                          64,000                  63,000
-----------------------------------------------------------------------------------

     Total Current Assets                      $  4,285,000            $  5,223,000

Property, Plant and Equipment, Net                3,772,000               4,124,000
Other assets                                        682,000                 683,000
Deferred tax assets, net of valuation
allowances of $4,143,000 and $4,800,000,
respectively
-------------------------------------------------------------------------------------

     Total Assets                              $  8,739,000           $  10,030,000
____________________________________________________________________________________
------------------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable                               $ 2,264,000            $   2,573,000
Accrued Liabilities                              1,617,000                1,489,000
Revolving credit line                              954,000                1,119,000
Current portion of long-term debt                  197,000                  267,000
-----------------------------------------------------------------------------------

     Total current liabilities                 $ 5,032,000            $   5,448,000

Long Term Debt                                     698,000                  484,000
Other Liabilities                                   70,000                   70,000
-----------------------------------------------------------------------------------

     Total Liabilities                         $ 5,800,000            $   6,002,000
-----------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
   Common stock, $1.33-1/3 par value;
   authorized 5,000,000 shares; issued
   and outstanding 2,536,935 shares              3,382,000                3,382,000
   Additional paid-in capital                   14,439,000               14,439,000
   Accumulated deficit                         (14,538,000)             (13,449,000)
   Less 73,962 shares of stock in treasury,
   at cost                                        (344,000)                (344,000)
------------------------------------------------------------------------------------

     Stockholders' equity                        2,939,000                4,028,000
------------------------------------------------------------------------------------

    Total Liabilities and stockholders'
    equity                                   $   8,739,000            $   10,030,000
____________________________________________________________________________________
------------------------------------------------------------------------------------


                The accompanying notes should be read in conjunction
                           with the financial statements.

Peerless Tube Company                                          (Unaudited)
Statement of Operations
For the Quarter Ended                             June 30, 1997             June 30, 1996
-----------------------------------------------------------------------------------------
                                   (rounded to nearest thousand except per share amounts)

Net Sales                                       $     3,875,000             $   6,547,000

Cost of sales                                         4,283,000                 5,822,000
-----------------------------------------------------------------------------------------

Gross Profit (Loss)                                    (408,000)                  725,000

Selling, general, and administrative expenses           525,000                   706,000
-----------------------------------------------------------------------------------------

Income (loss) from operations                   $      (933,000)            $      19,000

Interest expense                                        (79,000)                 (199,000)

Other Income - Net                                        2,000                    28,000
-----------------------------------------------------------------------------------------

Net Loss                                        $    (1,010,000)            $    (152,000)
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

Accumulated Deficit:
Beginning of period                             $   (13,528,000)            $ (14,562,000)

End of period                                   $   (14,538,000)            $ (14,714,000)
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

Net Loss per share                                     ($0.41)                     ($0.06)
------------------------------------------------------------------------------------------

Weighted average shares outstanding                   2,462,973                 2,462,973
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

                                The accompanying notes should be read in conjunction with the financial statements.

Peerless Tube Company                                          (Unaudited)
Statement of Operations
For the Six Months Ended                          June 30, 1997             June 30, 1996
-----------------------------------------------------------------------------------------
                                   (rounded to nearest thousand except per share amounts)
Net Sales                                       $       8,551,000           $  12,908,000

Cost of sales                                           8,276,000              11,530,000
-----------------------------------------------------------------------------------------

Gross Profit (Loss)                                       275,000               1,378,000

Selling, general, and administrative expenses           1,209,000               1,462,000
-----------------------------------------------------------------------------------------

Income (loss) from operations                   $        (934,000)          $    ( 84,000)

Interest expense                                         (162,000)               (411,000)

Other Income - Net                                          7,000                (  4,000)
------------------------------------------------------------------------------------------

Net Loss                                        $      (1,089,000)          $    (499,000)
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

Accumulated Deficit:
Beginning of period                             $     (13,449,000)          $ (14,215,000)

End of period                                   $     (14,538,000)          $ (14,714,000)
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

Net Loss per share                                         ($0.44)                 ($0.20)
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

Weighted average shares outstanding                     2,462,973               2,462,973
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

                                   The accompanying notes should be read in conjunction with the financial statements.

Peerless Tube Company                                          (Unaudited)
Statement of Cash Flows                                For The Six Months ended June 30,
                                                       ---------------------------------
                                                         1997                    1996
                                                         (rounded to nearest thousand)
------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net loss                                              ($1,089,000)               ($499,000)

Adjustment to reconcile net loss to net
cash provided by operating activities:

Depreciation and amortization                             352,000                  554,000

Provision for bad debts                                    20,000                   26,000

Deferred gain                                                                      (60,000)

(Increase) Decrease in operating assets:

Accounts receivable                                       714,000                  903,000

Inventories                                               200,000                  504,000

Prepaid expenses                                           32,000                 (123,000)

Other current assets                                       (1,000)                  11,000
Other Assets                                                1,000

Increase (Decrease) - in operating liabilities:

Accounts payable                                         (309,000)                (855,000)

Accrued liabilities                                       128,000                  405,000
--------------------------------------------------------------------------------------------

Total Adjustments                                      $1,137,000               $1,365,000
---------------------------------------------------------------------------------------------

Net cash provided by operating activities              $   48,000               $  866,000

Cash flows from financing activities:

Net (repayments) borrowing under credit line             (165,000)                (946,000)

Proceeds From Long Term Debt                              308,000

Reduction of long term debt and current maturities       (164,000)                (325,000)
---------------------------------------------------------------------------------------------

Net cash used in financing activities                 ($   21,000)             ($1,271,000)
---------------------------------------------------------------------------------------------

Net Increase (Decrease) in cash                            27,000                 (405,000)


Cash - beginning of the period                            227,000                  660,000
---------------------------------------------------------------------------------------------

Cash -  end of period                                  $  254,000                $ 255,000
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

                       The accompanying notes should be read in conjunction with the financial statements.

PEERLESS TUBE COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 1: PREPARATION OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes there to included in the Company's Annual Report Form 10-K for the year ended December 31, 1996 and the Quarterly Report Form 10-Q for the Quarter ended March 31, 1997.

In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the Company. Certain information and foot notes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. There have been no significant changes in accounting policy since December 31, 1996. The results of operations may not be indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2: BUSINESS AND DEBT RESTRUCTURING

The Company's management continues to evaluate and reshape its business plans to improve operating result and respond to changes in its very competitive market.

The loan agreement between the Company and its secured lender was amended in July 1997 to provide additional funding for the Company. Management continues to seek methods to improve the Company's operating performance including the maintaining of stabilized raw material costs, increased productivity, and the restructuring of staff.

The highly competitive markets have resulted in lower gross sales with a slight reduction in gross margins. In view of reduced sales the Company continues to reduce costs and is diligently monitoring its costs and expenses.

NOTE 3: INVENTORIES
Inventories are comprised to the following:

                        Inventories        June 30,       December 31,
                                             1997             1996
----------------------------------------------------------------------

Raw materials                            $1,584,000        $1,724,000

Work-in-process                              32,000            29,000

Finished Goods                              844,000           907,000
----------------------------------------------------------------------

Total                                    $2,460,000        $2,660,000
----------------------------------------------------------------------

NOTE 4 - ACCRUED LIABILITIES
Accrued liabilities is comprised of the following:

              Accrued Liabilities          June 30,       December 31,
                                             1997             1996
----------------------------------------------------------------------

Payroll, payroll taxes, and payroll
related costs                            $  678,000        $  437,000

Health benefits                              60,000           180,000

All other                                   879,000           872,000
----------------------------------------------------------------------

Total                                    $1,617,000        $1,489,000
----------------------------------------------------------------------

NOTE 5 - LONG-TERM DEBT/REVOLVING CREDIT LINE
Long-term debt is comprised of the following:

            Long-term debt
----------------------------------------------------------------------
                                           June 30,       December 31,
                                             1997             1996

Equipment loan secured by substanti-
ally all the Compay's machinery and
equipment payable to a lender,
renegotiated March 1997, termination
date January 31, 2000.  The loan
bears interest at the prime +4%.         $  853,000        $  639,000

Various purchase money capital leases
for manufacturing and office equip-
ment, final payment due in 1998, with
interest rates at an average 18%.            42,000           112,000
                                         -----------------------------
                                            895,000           751,000
Less current portion                       (197,000)         (267,000)
                                         -----------------------------

  Long-term debt                         $  698,000        $  484,000
----------------------------------------------------------------------
----------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
CONDITION & RESULTS OF OPERATIONS

SALES AND RESULTS OF OPERATIONS 1997 COMPARED TO 1996

Sales

Sales for the quarter ended June 30, 1997 and 1996 totaled $3,875,000 and $6,547,000 respectively. The sales for the six months ended June
30, 1997 and 1996 were $8,551,000 and $12,908,000 respectively, resulting in a decrease of $4,357,000 or 33.7%. A significant part of the decline in sales for the three and six month periods ended June 30, 1997 vs. 1996 is attributable to the closing of the Puerto Rico
Facility in November 1996. Sales from the Puerto Rico Facility for the six months ended June 30, 1996 were $2,804,000.

The breakdown of the overall sales decrease from all sources for the second quarter ended June 1997 and 1996 respectively was as follows:

                  2nd Quarter   2nd Quarter       $           %
Net Sales            1997          1996         Change      Change

Cans              $3,573,000     $5,088,000  ($1,515,000)   -29.8%
Metal Tubes       $  207,000     $1,323,000  ($1,116,000)   -84.4%
Miscellaneous     $   95,000     $  136,000  ($   41,000)   -30.1%
                  ----------     ----------  ------------

Total             $3,875,000     $6,547,000  ($2,672,000)   -40.8%
                  ----------     ----------  ------------
                  ----------     ----------  ------------

In the second quarter ending June 30, 1997, two customers accounted for 58% (23% and 35%) of the Company's sales. The 1997 market outlook for aluminum tubes continues to be soft as a result of the increased demand from the plastic tube market. Aerosol sales were weak during the second quarter, June 30, 1997, as compared with the second quarter ended June 30, 1996. Aerosol sales to the Company's major customers will significantly influence the level of sales and also margins for the year ended 1997.

Gross Profit Trends and Discussion

The gross profit (loss) on sales for the quarter ended June 30, 1997 was ($408,000), or (10.5%) on sales of $3,875,000 as compared with the quarter ended June 30, 1996 the gross profit was $725,000 or 11.1% on sales of $6,547,000. For the six months ended June 30, 1997 the gross profit was $275,000 or 3.2% on sales of $8,551,000 compared to $1,378,000 or 10.6% on sales of $12,908,000 for the six months ended June 30, 1996. The decrease in gross profit for the quarter and six months ended June 30, 1997 as compared to the quarter and six months ended June 30, 1996 is mainly a result of lower than anticipated aerosol sales and a change in product mix. The total decrease in sales for quarter and six months ended June 30, 1997 as compared with the quarter and six months ended June 30, 1996 is $2,672,000 and $4,357,000 respectively. The total decrease in sales, quarter ended June 1997 vs June 1996 is related to $1,515,000 in aerosols cans along with a decrease in aluminum tubes which is largely a result of the closing of the Puerto Rico Facility, $992,000.

The Company's gross margins are sensitive to product mix and sales volume. The Company continues to review its plant utilization and its utilization of personnel.

Current conditions in its market have changed the ability of the Company to measure its backlog. This is a result of a switch to "EDI" Electronic Data Interchange and Just in Time Delivery. The need to respond to these different purchase plans result in quick changes to the Company's production schedule and some detraction from gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 1997 were $525,000 or 13.5% of sales. For the six months ended June 30, 1997 Selling, General and Administrative expenses totaled $1,209,000 or 14.1% of sales. For the quarter ended June 30, 1996 Selling, general and administrative expenses were $706,000 or 10.8% and for the six months ended June 30, 1996 $1,462,000 or 11.3% on sales of $3,875,000 and $12,888,000 respectively. This reflects a decrease in Selling, General and Administration expenses of $180,000 for the six months ended June 30, 1997. Additional Selling, General and Administrative expense reductions have already been implemented for the balance of 1997 and management expects further decreases in Selling, General and Administrative expenses.

Interest Expense and Other Expenses, net

Interest expense for the quarter ended June 30, 1997 was $79,000 as compared to $199,000 in 1996. The decrease of $120,000 primarily resulted from the termination of the sale-lease back agreement of the Company's Puerto Rico office and production facility.

Liquidity and Capital Resources

The Company has negative working capital of $747,000 at June 30, 1997 which is approximately a $522,000 decrease in working capital from December 31, 1996.

For the six months end June 30, 1997 cash provided by operating activities was $48,000 as compared with $866,000 provided from operations for the same period in 1996. The primary source of this cash, for the period ended June 30, 1997, was the liquidation of $714,000 of Accounts Receivable.

Due to the debt restructuring, the Company had a net increase in cash of $27,000 for the six months ended June 30, 1997 compared to a net decrease of $405,000 in 1996. The loan agreement between the Company and its secured lender was amended in both March and July 1997 to provide additional availability of cash in the amounts of $300,000 and $250,000 respectively.

The debt-to-equity ratio at June 30, 1997 was 1.97:1 compared to 1.49:1 at December 1996. The change in this financial ratio was adversely impacted by the Company's losses for the six months ended June 30, 1997.

PART II   OTHER INFORMATION

ITEM 5:

There were no dividends declared in the quarter.


ITEM 6:

On August 13, 1997 the Company filed a Form 12b requesting a filing extension of the Quarterly Report Form 10-Q for the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                PEERLESS TUBE COMPANY

                                Registrant


                                By:
                                /s/ Frederic Remington
                                ------------------------------
                                Frederic Remington, Jr.
                                Chairman


                                By:


                                /s/ Richard W. Potts
                                ------------------------------
                                Richard W. Potts
                                President


                                By:


                                /s/ George J. Blumenschein
                                ------------------------------
                                George J. Blumenschein
                                Vice President of Finance