Form 10-Q
period 1997-09-30
PEERLESS TUBE CO
filed 1997-11-12
CIK 76958

SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                      10-Q


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1997             Commission File No. 1-7215

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

Yes [X]        No [ ]

As of the filing date, the aggregate market value of the voting stock held by non affiliates of the Registrant was approximately $862,000. The market value is based on $.3500 as of September 26, 1997, which is the last recorded trade. During the quarter, actual trades of relatively small amounts of the Company's shares of stock have ranged in transaction price from $.3125-$.3750.




Common Stock, Par Value                                 $1.33-1/3
Outstanding at September 30, 1997.                      2,462,973 shares

Documents incorporated by reference: None



                             PEERLESS TUBE COMPANY
                                TABLE OF CONTENTS



Part I       Financial Information
Item I       Financial Statements (Unaudited)

             Balance Sheets as of September 30, 1997 and December 31, 1996.
             (Unaudited)                                                                                   3

             Statement of Operations for the Quarters Ended September 30, 1997                             4-5
             and 1996 (Unaudited) and for the Nine Month periods ended
             September 30, 1997 and 1996 (Unaudited).

             Statement of Cash Flows - for the Nine Month Period ended
             September 30, 1997 and 1996. (Unaudited)                                                      6

             Notes to the Consolidated Financial Statements                                                7-8

Item II      Management's Discussions & Analysis of the Financial                                          9-10
             Conditions and Results of Operations

Part II     Other Information

            Item 5                                                                                         11

            Item 6                                                                                         11

            Signatures                                                                                     12






                                                                        (Unaudited)

Peerless Tube Company                                September  30, 1997           December 31, 1996
                                                     -----------------------------------------------
Balance Sheet                                                  (rounded to nearest thousand)


Assets

Current Assets:
Cash ..............................................   $    192,000                $    227,000
Accounts receivable, less allowance for doubtful
   accounts of $270,000 and $253,000 for 1997
   and 199, respectively ..........................      1,297,000                   2,195,000
Inventories .......................................      2,016,000                   2,660,000
Prepaid expenses ..................................         52,000                      78,000
Other current assets ..............................         53,000                      63,000
                                                         ----------                 ----------

     Total Current Assets .........................   $  3,610,000                $  5,223,000

Property, Plant and Equipment , Net ...............      3,583,000                   4,124,000
Other assets ......................................        682,000                     683,000
Deferred tax assets, net of valuation allowance of
   $4,143,000 and $4,800,000, respectively
                                                         ---------                  ----------

     Total Assets .................................   $  7,875,000                $ 10,030,000
                                                         ==========                 ==========


Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable ..................................   $  2,046,000                $  2,573,000
Accrued Liabilities ...............................      1,408,000                   1,489,000
Revolving credit line .............................        620,000                   1,119,000
Current portion of long-term debt .................        178,000                     267,000
                                                        ----------                  -----------

     Total current liabilities ....................   $  4,252,000                $ 5,448, 000

Long Term Debt ....................................        901,000                    484,000
Other Liabilities .................................         70,000                     70,000
                                                        ----------                  -----------

     Total Liabilities ............................   $  5,223,000                $  6,002,000
                                                        ----------                  -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, $1.33-1/3 par value; authorized
   5,000,000 shares; issued and outstanding
   2,536,935 shares ...............................      3,382,000                   3,382,000
   Additional paid-in capital .....................     14,439,000                  14,439,000
   Accumulated deficit ............................    (14,825,000)                (13,449,000)
   Less 73,962 shares of stock in treasury, at cost       (344,000)                   (344,000)
                                                         ----------                 ----------

     Stockholders' equity .........................      2,652,000                   4,028,000
                                                         ----------                 ----------

    Total Liabilities and stockholders' equity ....   $  7,875,000                 $10,030,000
                                                         ==========                 ==========

The accompanying notes should be read in conjunction with the financial statements.




Peerless Tube Company                                                  (Unaudited)
Statement of Operations
For the Quarter Ended                            September 30, 1997               September 30, 1996
--------------------------------------------------------------------------------------------------------------------------------- (R
                                                 (rounded to nearest thousand except per share amounts)

Net Sales ......................................   $  3,974,000                     $  5,261,000
Cost of sales ..................................      3,797,000                        4,653,000
                                                    ------------                       ------------
Gross Profit (Loss) ............................        177,000                          608,000
Selling, general, and administrative expenses ..       (391,000)                        (608,000)
                                                    ------------                       ------------
Income (loss) from operations ..................   $   (214,000)                    $        000

Interest expense ...............................         79,000)                        (208,000)

Other Income - Net .............................          7,000                          105,000
                                                     -----------                       ------------

Net Loss .......................................   $   (286,000)                    $   (103,000)
                                                     ===========                       ============

Accumulated Deficit:
Beginning period ...............................   $(14,538,000)                    $(14,714,000)
                                                     -----------                       ------------
End of period ..................................   $(14,825,000)                    $(14,817,000)
                                                     ===========                       ============

Net Loss per share .............................   ($      0.12)                    ($      0.04)
                                                     ===========                       ============

Weighted average shares outstanding ............      2,462,973                         2,462,973
                                                     ===========                       ============



The accompanying notes should be read in conjunction with the financial statements.


Peerless Tube Company                                              (Unaudited)
Statement of Operations
For the Nine Months Ended                     September 30, 1997                September 30, 1996
-----------------------------------------------------------------------------------------------------------------------------------
                                             (rounded to nearest thousand except per share amounts)


Net Sales ...................................... $ 12,526,000                     $ 18,169,000

Cost of sales ..................................   12,073,000                       16,184,000
                                                   -----------                       ----------

Gross Profit (Loss) .............................    453,000                         1,985,000

Selling, general, and administrative expenses ... (1,601,000)                       (2,070,000)
                                                  ----------                        -----------

Income (loss) from operations ...................$(1,148,000)                     $    (41,000)

Interest expense ................................   (241,000)                         (619,000)

Other Income - Net ..............................     13,000                           102,000
                                                   -----------                      ----------
Net Loss ........................................$(1,376,000)                    $    (602,000)
                                                   ===========                      ===========
Accumulated Deficit:
Beginning of period .............................$(13,449,000)                   $ (14,215,000)
                                                   -----------                      ----------

End of period ...................................$(14,825,000)                   $ (14,817,000)
                                                   ===========                      ===========

Net Loss per share ..............................($      0.56)                  ($        0.24)
                                                   ===========                      ===========

Weighted average shares outstanding .............   2,462,973                        2,462,973
                                                   ===========                      ===========



The accompanying should be read in conjunction with the financial statements.



Peerless Tube Company                                                    (Unaudited)
Statement of Cash Flows                                      For The Nine Months ended September 30,
                                                             ---------------------------------------
                                                                 1997              1996
                                                               (rounded to nearest thousand)

Cash flows from operating activities:
 Net loss .................................................   ($1.376,000)   ($  602,000)
 Adjustment to reconcile net loss to net
 cash provided by operating activities:
 Depreciation and amortization ............................       541,000        787,000
 Provision for bad debts ..................................       (74,000)       113,000
 Deferred gain ............................................       (90,000)
 (Increase) Decrease in operating assets:
 Accounts receivable ......................................       972,000      1,734,000
 Inventories ..............................................       644,000       (156,000)
 Prepaid expenses .........................................        26,000       (105,000)
 Other current assets .....................................        10,000         (2,000)

 Other Assets .............................................         1,000
Increase (Decrease) - in operating liabilities:
  Accounts payable ........................................      (527,000)      (711,000)
  Accrued liabilities .....................................       (81,000)       556,000
-----------------------------------------------------------   -----------    -----------
Total Adjustments .........................................   $ 1,512,000    $ 2,126,000
-----------------------------------------------------------   -----------    -----------

Net cash provided by operating activities .................   $   136,000    $ 1,524,000
Cash flows from financing activities:
Net (repayments) borrowing under credit line ..............      (499,000)    (1,215,000)


Reduction of long term debt and current maturities ........      (328,000)      (490,000)
Net cash used in financing activities .....................   ($  171,000)   ($1,705,00)

-----------------------------------------------------------   -----------    -----------
Net Increase (Decrease) in cash ...........................       (35,000)      (181,000


Cash - beginning of the period ............................       227,000        660,000
-----------------------------------------------------------   -----------    -----------
Cash -  end of period .....................................   $   192,000    $   479,000
===========================================================   ===========     ==========


PEERLESS TUBE COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 1: PREPARATION OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company without audit in accordance with Generally Accepted Accounting Principles. These statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report Form 10-K for the year ended December 31, 1996 and the Quarterly Report Form 10-Q for the Quarters ended June 30, 1997 and March 31, 1997.

In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the Company. Certain information and footnote disclosure normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. There have been no significant changes in accounting policy since December 31, 1996. The results of operations may not be indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2: BUSINESS AND DEBT RESTRUCTURING
 .
The Company's management continues to evaluate and reshape its business plans to improve operating results and respond to changes in its very competitive market.

The loan agreement between the Company and its secured lender was amended in July 1997 to provide additional funding for the Company. Management continues to seek methods to improve the Company's operating performance including the stabilization of raw material costs, increased productivity, and the restructuring of staff.

The highly competitive markets have resulted in lower gross sales with a slight reduction in gross margins. In view of reduced sales, the Company continues to reduce its costs and is diligently monitoring its costs and expenses.

NOTE 3: INVENTORIES
Inventories are comprised to the following:


     Inventories                       September 30,               December 31,
                                           1997                        1996
                                       -------------                -----------
Raw materials                           $ 1,150,000                  $1,724,000
Work-in-process                              31,000                      29,000
Finished Goods                              835,000                     907,000
  Total                                 $ 2,016,000                  $2,660,000

 NOTE 4 - ACCRUED LIABILITIES
Accrued liabilities is comprised of the following:

   Accrued Liabilities                 September 30,                December 31,
                                           1997                          1996
                                       ------------                 -----------
Payroll, payroll taxes, and
  payroll related costs                $   537,000                 $    437,000
Health benefits                             60,000                      180,000
All other                                  811,000                      872,000
                                        ----------                   ----------

       Total                           $ 1,408,000                 $  1,489,000

NOTE 5 - LONG-TERM DEBT/REVOLVING CREDIT LINE Long-term debt is comprised of the following:


                                    Long-term debt

                                     September 30,                  December 31,
                                        1997                            1996
                                     -------------                   ----------

Equipment  loan  secured  by
substantially  all  the  Compay's
machinery  and equipment  payable
to a  lender,  renegotiated  during
March  and  July  1997, termination
date January 31, 2000.  The loan
bears interest at the prime +3.5%    $ 1,056,000                      $ 639,000

Various purchase money capital
leases for  manufacturing and
office  equipment, final payment
due in 1998, with interest rates
at an average 18%.                        23,000                        112,000
                                    -------------------------------------------
                                       1,079,000                        751,000
Less current portion                    (178,000)                      (267,000)
                                    -------------------------------------------

   Long-term debt                    $   901,000                      $ 484,000
                                    ============================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
CONDITION & RESULTS OF OPERATIONS

SALES AND RESULTS OF OPERATIONS 1997 COMPARED TO 1996

Sales

 Sales for the quarter ended September 30, 1997 and 1996 totaled $3,974,000 and $5,261,000 respectively. The sales for the nine months ended September 30, 1997 and 1996 were $12,526,000 and $18,169,000 respectively, resulting in a decrease of $5,644,000 or 31.1%. A significant part of the decline in sales for the quarter and nine months ended September 30, 1997 vs. 1996 is attributable to the closing of the Puerto Rico Facility in November 1996. Sales attributed to Puerto Rico this quarter and nine months ended September 30, 1996 were $1,110,000 and $3,914,000 respectively.

The breakdown of the overall sales decrease from all sources for the third quarter ended September 1997 and 1996 respectively was as follow:

                    3rd Quarter    3rd Quarter     $         %
Net Sales ...          1997          1996        Change    Change

Cans ........   $ 3,679,000   $ 3,982,000   ($  303,000)   - 7.6
Metal Tubes .   $   233,000   $ 1,176,000   ($  943,000)   -80.2%
Miscellaneous   $    62,000   $   103,000   ($   41,000)   -39.8%
                  ---------   -----------   -----------    ------

Total .......   $ 3,974,000   $ 5,261,000   ($1,287,000)   -24.5%
                  =========   ===========   ===========    ======



In the third quarter ending September 30, 1997, two customers accounted for 59% (29% and 30%) of the Company's sales. The 1997 market outlook for aluminum tubes continues to be soft. This is attributed to the increased demand in the competing plastic tube market. Aerosol sales were softer than anticipated during the third quarter, September 30, 1997, as compared with the third quarter ended September 30, 1996. Year End Margins for 1997 will be effected by the product sales mix for the last quarter of 1997.

Gross Profit Trends and Discussion

The total decrease in sales for the quarter and nine months ended September 30, 1997 as compared with the quarter and nine months September 30, 1996 is $1,287,000 and $5,643,000 respectively. The decrease in sales for the quarter ended September 1997 vs. September 1996 is related to $303,000 in aerosol cans and a decrease in aluminum tubes, of which $943,000 is attributed to the closing of the Puerto Rico Facility. The gross profit on sales for the quarter ended September 30, 1997 was $177,000 or 4.5% on sales of $3,974,000 as compared with the quarter ended September 30, 1996, the gross profit was $608,000 or 11.5% on sales of $5,261,000. For the nine months ended September 30, 1997 the gross profit was $453,000 or 3.6% on sales of $12,526,000 compared to $1,985,000 or
10.9% on sales of $18,169,000 for the nine months ended September 30, 1996. The decrease in gross profit for the quarter and nine months ended September 30, 1997 as compared to the quarter and nine months ended September 30, 1996 is mainly a result of lower than anticipated aerosol sales and a change in product mix.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 1997 were $391,000 or 9.8% of sales. For the nine months ended September 30, 1997 Selling, General and Administrative expenses totaled $1,601,000 or 12.8% of sales. This is based on sales of $3,974,000 and $12,526,000 respectively. For the quarter ended September 30, 1996 Selling, general and administrative expenses were $608,000 or 12.8% and for the nine months ended September 30, 1996 $2,069,000 or 11.4% on sales of $5,281,000 and $18,170,000 respectively. This reflects a decrease in Selling, General and Administration expenses of $468,000 for the nine months ended September 30, 1997. Because of additional cost reductions that have already been implemented, management expects further decreases in Selling, General and Administrative expenses.

Interest Expense and Other Expenses, net

Interest expense for the quarter ended September 30, 1997 was $79,000 as compared to $208,000 in 1996. The decrease of $129,000 primarily resulted from the termination of the sale-lease back agreement of the Company's Puerto Rico office and production facility.

Liquidity and Capital Resources

The Company has negative working capital of $642,000 at September 30, 1997 which is approximately a $417,000 decrease in working capital from December 31, 1996.

For the nine months end September 30, 1997 cash provided from operating activities was $136,000 as compared with $1,524,000 provided from operations for the same period in 1996.. The primary source of this cash, for the period ended September 30, 1997, was the reduction of $972,000 of Accounts Receivable off set by a reduction in Accounts Payable of ($527,000). Long Term debt increase $407,000.

As of September 30, 1997 the company had cash and cash equivalents of approximately $192,000. Net cash provided from operations as of September 30, 1997 was $136,000. Net cash as of September 30, 1997 used in financing activities was $171,000. As of September 30, 1997 the net decrease in cash from December 31, 1996 was $35,000.

The debt-to-equity ratio at September 30, 1997 was 1.97:1 compared to 1.49:1 at December 1996.

PART II   OTHER INFORMATION

ITEM 5:

There were no dividends declared in the quarter.


ITEM 6:

On May 21, 1997 the Company filed the Quarterly Report Form 10-Q for the quarter ended March 31, 1997. On August 14, 1997 the Company filed the Quarterly Report Form 10-Q for the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   PEERLESS TUBE COMPANY
                                                   Registrant


                                                   By:/s/Frederic Remington, Jr.

                                                     Frederic Remington, Jr.
                                                            Chairman


                                                   By: /s/Richard W. Potts

                                                     Richard W. Potts
                                                           President

                                                   By:
                                                      /s/George J. Blumenschein
                                                     George J. Blumenschein
                                                     Vice President of Finance