Form 10-K
period 1997-12-31
PEERLESS TUBE CO
filed 1998-07-27
CIK 76958

                        SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                     10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF
                                     1934

For the fiscal year ended December 31, 1997           Commission File No. 1-7215

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

Yes X No

On March 31, 1998, the aggregate market value of the voting stock held by non affiliates of the Registrant was approximately $640,373. The market value is based on the bid price of $.2600 as of March 31, 1998. Over the last 52 weeks, actual trades of relatively small amounts of the Company's shares of stock have ranged in transaction price from $.3000 - $.4375.

The Hill, Thompson, Magi & Company are 17% stockholders in the Peerless Tube Company.

Common Stock, Par Value                        $1.33-1/3
Outstanding at March 31, 1998.                  2,462,973 shares

Documents incorporated by reference:

Part I and II: Annual Report to the Shareholders for the Year Ended December 31, 1997.


PEERLESS Tube Company 1997 Annual Report Form 10-K

                               TABLE OF CONTENTS
 Part I.  1  Business                                                                           3
          2  Properties                                                                         6
          3  Legal Proceedings                                                                  6
          4  Submission of Matters to a Vote of Security Holders                                6

Part II   5  Market for the Registrant's Common Stock and Related Stockholder Matters           8
          6  Selected Financial Data
          7  Managements Discussion and Analysis of Financial Conditions and Results of         8
             Operations
          8  Financial Statements and Supplementary Data                                        8
          9  Changes in the Disagreements with Accounts on Accounting and Financial Disclosure  9

Part III  10  Directors and Executive Officers of the Registrant                               10
          11  Executive Compensation                                                           10
          12  Security Ownership of Certain Beneficial Owners and Management                   10
          13  Certain Relationship and Related Transactions                                    10

Part IV   14  Exhibits, Financial Statements Schedules and Reports on Form 8-K                 11


              Signatures


PEERLESS Tube Company 1997 Annual Report Form 10-K

------------------------------------------------------------------------------
                                    PART I
------------------------------------------------------------------------------

ITEM 1: BUSINESS

The Company's primary product shipped in the United States is Aluminum Aerosol pressurized cans. The market size is an estimated 3.0 billion units. Major product groups include personal products, household products, and automotive and industrials, paints and finishes, insect sprays, and food products. Aluminum containers, as opposed to time plate, historically comprise 10% of the aerosol market with personal products and hair sprays comprising the largest segments.

The "tube" industry is comprised of plastic, laminate, and metal products. The major markets are pharmaceutical, dentifrice, cosmetic, and personal care. It is estimated the annual tube volume is 2.95 billion units. The metal tube market, which represents the Company's segment of the market, has become a small part of the Company's overall sales mix.

The Company does not fill any containers that it manufactures. The other product lines mentioned previously are of relatively minor importance, are in a highly competitive market, and are sold to a small number of specialty customers.

The industry in which the Company competes is extremely price competitive. The Company continues to offer a high quality product, meet customer demands, and at the same time remain price competitive. However, the Company sustained operating losses during fiscal year, 1997, that required a restructuring of parts of its debt with the Company's secured lender.

                               SALES 1995 - 1997

DESCRIPTION                   1997         1996         1995
----------------------------------------------------------------
Seamless aerosol cans      $15,152,000  $17,921,000  $19,627,000
Collapsible metal tubes        844,000    5,175,000    9,739,000
Miscellaneous                  292,000      520,000      427,000
----------------------------------------------------------------
   Total                   $16,288,000  $23,616,000  $29,793,000
----------------------------------------------------------------

The Company supplies approximately 100 customers. However, the Company focuses on approximately 15 - 20 major accounts. In 1997 two customers accounted for 61% (27% and 34%) of the Company's sales. The change in sales mix in 1997 reflects the decision by the Company not to actively compete in the Collapsible metal tube market. In 1996, sales to three customers accounted for 55% ( 22%, 21%, and 12%) of the Company's consolidated sales. In 1995, sales to four customers accounted for 68% (24%, 16%, 15%, and 13%) of the Company's sales.

Excess capacity in the industry has had an adverse effect on the Company. However steps are currently being taken to implement operational changes and reduce costs in order to offset the loss in volume


PEERLESS Tube Company 1997 Annual Report Form 10-K

The current sales backlog of production orders and inventory on hand is approximately $2.4 million which is less than last year. The Company's production is against firm orders and subject of firm and final pricing.

THE MANUFACTURING PROCESS

While production lines for aluminum aerosols and tubes can be dissimilar, automatic production machinery and equipment perform each of the following steps in a continuous process:

Extruding the can or tube:

1.  Trimming the can or tube to is proper length.
2.  Heating and cleaning the can or tube shell.
3.  Coating or lining the interior and/or exterior of the shell.
4.  Decorating and over lacquering the container.
5.  Necking or forming the orifice or shoulders of the can or tube.
6.  Packaging the product.

Solid aluminum slugs are first fed through a hopper into an impact extrusion press 250-400 tons pressure at impact point. Then the containers, now recognizable as such, are fed by conveyors, during which time a micrometer and other tests are made periodically to check wall and bottom thickness, into a trimmer that shears the side wall to correct lengths. After the container shells have been trimmed, the containers are conveyed through one or more ovens and washing tanks. Then they are fed back onto a production line where they are spun on spindles or other transfer devices, and sprayed with coats of the desired internal resin liner. To "set" these resins for maximum resistance to certain product corrosivity, the containers are preheated and baked in an oven at very high temperatures (over 500 degrees F). A vinyl or epoxy-type base coat of the desired color is then sprayed on the outside of the container. After going through another drying oven, the containers are positioned for lithography (of up to six colors) on an offset press and then dried. If specifications call for a high degree of protection of the container finish against possible marring by product spray or drip, the containers are then given a coating with an external clear lacquer, usually of the epoxy type. After final drying, a "rolling" machining turns the neck inward or outward, so that the lip touches the inside of the neck to form a continuous interior circumerential bead leaving the mounth circular. In addition to product compatibility discussed below, this neck process, plus the seamless construction and the exceptionally high bursting strength, gives the aerosol its chief sellign appeal from a technical standpoint; while the seamless construction combined with the printing capability provides the aesthetic appeal and marketability. The finished products, at a rate of 150 per minute, are packed for shipment to the customer.

Though each container has the same physical characteristics, they may differ widely as to "special features". Selection of internal liners, lithographic printing inks, base coat formulations and external lacquers are all conditioned by the chemical characteristics of product and propellant and how each reacts with the other. Also acting to differentiate the containers of one customer from those of another are the form of product dispersal, the type of metal or plastic overcap, and possible corrosive characteristics of the valve components intended for a particular product. The Company obtains samples of all the components after the custom filler or marketer has achieved product and propellant compatibility, and parallel tests are conducted to evolve the right liners and coatings to use so that they fit the particular product. Frequently, the customer changes his source of supply, and seemingly changes his source of supply, and seemingly minor changes may throw out all the formulation specifications.


PEERLESS Tube Company 1997 Annual Report Form 10-K

Some of the external coating problems are ameliorated by the use of aluminum, which has a surface especially suited to receive coatings. Aerosol cans contain 99.4% aluminum (or slightly less than metal tubes to impart greater rigidity), and under a microscope, the aluminum surface looks like a series of raw teeth which readily pick up high quality coatings and inks with good hard adhesive qualities.

SEGMENT DATA

The Company has one segment of business which is the manufacture of containers, either aluminum cans or tubes. All of its major product lines are sold to the same market and/or manufacturing industries for highly similar end uses. All products are fabricated by the extrusion method of forming metal. and many customers are buying all product lines for sale to essentially the same markets. The products are manufactured under the same roof with overlapping labor forces and overhead, and on similar machinery.

RAW MATERIALS

The basic raw materials essential to the operation of the Company are aluminum ingot,. paint, ink, and paper products for packaging and shipping containers. All necessary supplies are readily available. The Company has a supply agreement for aluminum slugs that expires in the year 2000. The Company may terminate this supply agreement upon thirty days written notice to the buyer provided the buyer's selling price to the Company is not competitive with market quotes obtained from at least three other vendors for aluminum.

ENVIRONMENT

The Company is subject to federal, state, and local requirements regulating the discharge of materials into the environment or otherwise relating to protection of the environment. It is the Company's policy to comply with these requirements, and the Company believes that as a general matter its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with its business. Some risk of environmental damage is however, inherent in particular operations and products of the Company, as in the case with other companies engaged in similar businesses.

The Company is and has been engaged in handling, manufacture, use or disposal of several substances which are classified as hazardous or toxic by one or more regulatory agencies. The Company believes that its handling, manufacturing, use and disposal of such substances have been in accord with environmental laws and regulations. It is possible, however, that future knowledge or other developments, such as improved capability to detect such substances in the environment, increasingly strict environmental laws and standards and enforcement policies thereunder, could bring into question the Company's handling, manufacturing, use, or disposal of such substances.

EMPLOYEES

The Company presently employs approximately 130-150 persons at its facility located in Bloomfield, New Jersey. The Company is a non union organization and management's relationship with its employees is considered excellent.


PEERLESS Tube Company 1997 Annual Report From 10-K

ITEM 2: PROPERTIES

The Company's facility is located in Bloomfield, New Jersey.

The land, building, and equipment are pledged as collateral under various loan agreements with the Company's secured working capital lender, who has a security interest in substantially all the Company's assets.

The executive, administrative, marketing and engineering offices along with the manufacturing and warehouse facilities are contained in three (3) buildings, a total of 261,000 square feet. There is adequate space to expand the operations if required.

ITEM 3: LEGAL PROCEEDINGS

In January 1998, a jury verdict was rendered against the Company in a lawsuit filed by a former employee alleging age discrimination and breach of contract. The amount of damages and attorney's fees awarded to the employee approximated $638,000. On June 5, 1998, a settlement agreement with the former employee was reached whereby the Company will pay, over a two year period, a total of $700,000 including interest (which has been reflected as a liability in the accompanying consolidated financial statements) paid as follows:

    $60,000 payable upon excution of the agreement;
    $60,000 payable on or before June 1, 1999;
    $300,000 payable on or before December 1, 1999; and $280,000 payable on or before May 31, 2000.

Under the terms of the agreement, the former employee was granted a lien subordinated in priority to the Company's asset based lender on substantially all of the Company's assets.

There are several other suits arising in the normal course of business. The Company believes these suits are without merit and is vigorously defending its position in each suit. Council for the Company cannot offer an opinion as to the probable outcome of such cases.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Shareholders annual meeting, expected to be held in September, will be asked to elect the Board of Directors and ratify the Company's independent auditors.


PEERLESS Tube Company 1997 Annual Report Form 10-K

                               EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------------------------------------------------------------------------------------
NAME, POSITION                               OFFICER SINCE         AGE                BUSINESS BACKGROUND
----------------------------------------------------------------------------------------------------------------------------
Frederic Remington, Chairman of the          1965                  68    Elected to the Board of Directors in 1965.  Joined
Board, Chief Executive Officer                                           the Company in 1950 after attending Temple
                                                                         University and New Jersey Institute of
                                                                         Technology, formerly Newark College of Eng-
                                                                         ineering.  Vice President, Operation in 1968, Vice
                                                                         President, Engineering in 1977, Senior Vice
                                                                         President, Engineering in 1986 and Chairman of
                                                                         Board and Chief Executive officer in 1989.

----------------------------------------------------------------------------------------------------------------------------
Richard W. Potts                             1970                  61    Elected to the Board of Directors in 1970.
President and Director                                                   Bachelor of Science degree from Rensselaer
                                                                         Polytechnic Institute and a Master's Degree from
                                                                         Newark College of Engineering (NJIT).  Joined
                                                                         the Company in 1963.  Vice President, Manufact-
                                                                         uring since 1968.  Senior Vice President, Product-
                                                                         ion in 1986.  President and Chief Operating
                                                                         Officer in 1989.  Member of the Executive
                                                                         Committee of the Board.
----------------------------------------------------------------------------------------------------------------------------
George J. Blumenschein, Vice                 1996                  56    Joined the Company in January 1991.  Bachelor of
President, Finance                                                       Science from Rutgers University and MBA in
                                                                         Finance.  1974-1978 Manager of Cost and
                                                                         Budgets/Assistant Controller, Lesney Product
                                                                         "MATCHBOX TOYS", 1979-1990 Director of
                                                                         Cost & Budget, Controller U.S. Division and
                                                                         European Division, Brand Rex Corporation.
----------------------------------------------------------------------------------------------------------------------------
Ann Gaccione, Corporate Secretary            1992                  60    Joined the Company in 1978.  Secretary,
                                                                         1978-1988; assistant corporate secretary,
                                                                         1989-1991; and executive secretary and admin-
                                                                         istrative assistant to the Chairman of the Board,
                                                                         1989 to present.
----------------------------------------------------------------------------------------------------------------------------

NOTES:
Not listed is Mr. Christopher C.H. Graber, Vice President, Operations who resigned effective September 10, 1997.


PEERLESS Tube Corporation 1997 Annual Report Form 10-K

------------------------------------------------------------------------------
                                    PART II
------------------------------------------------------------------------------

ITEM 5:   MARKET FOR THE REGISTRANT'S COMMON STOCK
            AND RELATED SECURITY HOLDER MATTERS

The Peerless Tube Company Corporation Common Stock is traded over-the-counter. The Company is traded under the symbol PLSU. There has been a relatively small number of trades during 1997.

The range of the high and low common stock sale's prices as reported by the NASD bulletin board over the counter for each of the quarters for the years ended December 31, 1997, 1996, and 1995 are listed as follows:

QUARTER     1997     1996     1995
------------------------------------

1          $0.6250  $0.4400  $0.7500
           $0.4375  $0.3750  $0.3120
2          $0.3750  $0.4400  $0.6250
           $0.3125  $0.4400  $0.1250
3          $0.5000  $0.6250  $1.0310
           $0.3125  $0.5000  $0.5000
4          $0.3750  $0.6600  $0.5000
           $0.3000  $0.3750  $0.3750
------------------------------------

There were no stock or cash dividends declared or paid since 1989. Under the Company's loan agreement, the Company is restricted from the payment of dividends.

The approximate number of record holders of the Company's Common Stock, at December 31, 1997 was 1,200.

ITEM 6: SELECTED FINANCIAL DATA

The information is included under the caption "Selected Financial Data Five Years Ended December 31, 1997" at page 12 of the Company's 1997 Annual Report to shareholders.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" at pages 4-11, management section, of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements, together with the reports therein of Goldstein Golub Kessler & Company, P.C. dated March 13, 1998, except for the second paragraph of Note 2, as to which the date is June 5, 1998, appearing on pages 1-14, auditor's section, of the Company's 1997 Annual Report to shareholders.


PEERLESS Tube Company 1997 Annual Report 10-K

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements on any auditing, accounting or financial disclosure in 1997.



PEERLESS Tube Company 1997 Annual Report Form 10-K

-------------------------------------------------------------------------------
                                   PART III
-------------------------------------------------------------------------------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information, relating to the directors of the Registrant, as well as information relating to compliance with section 16(a) of the Securities Exchange Act of 1934 is contained in a definitive Proxy statement primarily involving election of directors and appointment of independent accountants. The Registrant is simultaneously filing this document with the Securities and Exchange pursuant to Regulation 14a, and such information is incorporated by reference. Certain other information relating to the Executive Officers of the Registrant appears on page 8.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions can be found in Note 15 to the consolidated financial statements on page 13, management section, of the Company's 1997 Annual Report to stockholders and incorporated herein by reference.



PEERLESS Tube Company 1997 Annual Report Form 10-K

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:


                                                           Annual Report
                                                                 to
 Description                                                Shareholder
                                                                Page
------------------------------------------------------------------------------
   (1) Consolidated Financial Statements*
 a)    Report of Independent Auditors                            1
       Balance Sheet as of December 31, 1997                     2
           And 1996
       Statement of Operations and Accumulated Deficit           3
           For the Years Ended December 31, 1997,
           1996 and 1995.
       Statement of Cash Flows for the Years Ended               4
           December 31, 1997, 1996 and 1994
       Notes to the Financial Statements
   (2) Financial Statement Schedules:                            5-14
           None Required
 b)        No reports on Form 8-K were filed during the last
           quarter covered by this report.
 c)        All other documents have been filed and are
           incorporated by reference.
------------------------------------------------------------------------------

*The financial statement schedules should be read in conjunction with the Financial Statements incorporated by reference in Item 8 of the Form 10-K Annual Report. Schedules other than those listed above have been omitted because of the absence of the conditions under which they are required or because information required is shown in the financial statements or the notes thereto.



PEERLESS Tube Company 1997 Annual Report Form 10-K


PEERLESS TUBE COMPANY
SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31,                             1997          1996           1995          1994           1993
                                                      ------------   -----------   ------------   -----------   ------------
NET SALES                                             $ 16,288,000   $23,616,000   $ 29,793,000   $ 33,085000   $ 33,993,000

NET INCOME (LOSS)                                      ($2,739,000)  $   766,000    ($1,775,000)    ($604,000)   ($1,120,000)

WEIGHTED AVERAGE NUMBER OF SHARES                        2,462,973     2,462,973      2,462,973     2,462,973      2,462,973
OUTSTANDING
NET INCOME (LOSS) PER SHARE                                 ($1.11)        $0.31         ($0.72)       ($.025)        ($0.45)

CASH DIVIDENDS DECLARED                               $          0   $         0   $          0   $         0   $          0

WORKING CAPITAL (DEFICIT)                                ($153,000)     ($225,00)  $     31,000   $   888,000   $    879,000

CURRENT RATIO                                                 (1.0)         (1.0)           1.0           1.1            1.3

PROPERTY, PLANT AND EQUIPMENT - AT COST               $ 19,700,000   $19,638,000   $ 24,490,000   $28,343,000   $ 27,985,000
ACCUMULATED DEPRECIATION                              $ 16,714,000   $15,514,000   $  6,407,000   $18,879,000   $ 17,987,000
PROPERTY, PLANT AND EQUIPMENT - NET                   $  2,986,000   $ 4,124,000   $  8,083,000   $ 9,464,000   $  9,998,000

TOTAL ASSETS                                          $  6,429,000   $10,030,000   $ 15,443,000   $17,500,000   $ 18,533,000

LONG TERM DEBT                                        $    891,000       484,000   $  4,009,000   $ 4,287,000   $  3,852,000


TOTAL LIABILITIES                                     $  5,140,000   $ 6,002,000   $ 12,181,000   $12,927,000   $ 13,252,000

STOCKHOLDERS EQUITY                                   $  1,289,000   $ 4,028,000   $  3,262,000   $ 4,573,000   $  5,281,000

DEBT TO EQUITY RATIO                                        4.1           1.5            3.7          2.8              2.5

*FOR THE YEAR ENDED DECEMBER 31, 1996, THE NET INCOME INCLUDED A RECOGNIZED GAIN OF $1,555,000, NET OF PUERTO RICO CAPITAL GAINS TAX, IN CONNECTION WITH THE TERMINATION OF THE SALE LEASEBACK OF THE PUERTO RICO FACILITY.


PEERLESS TUBE COMPANY 1997 ANNUAL REPORT

SIGNATURES
----------

Pursuant ot the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                             PEERLESS TUBE COMANY
                             Registrant
                             By:



                             Frederic Remington, Jr.
                             Chairman of the Baord and Chief Executive
                             Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities and on the dates indicated below.

-------------------------                             -------------------------
Frederic Remington, Jr                                Richard W. Potts
Chairman of the Board and Chief Executive             President and
Director
Officer


-------------------------                             -------------------------
S. Jervis Brinton, Jr                                 Frank Leo
Director                                              Director

-------------------------                             -------------------------
Frank McDermott                                       Leonard Felzenberg
Director                                              Director

-------------------------
John Remington
Director

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

BUSINESS AND FINANCIAL RESTRUCTURE
----------------------------------

In 1997, the Company's operation was impacted by the closing of its Puerto Rico facility in November 1996. This resulted in a decrease in aluminum tube sales of $4,331,000. This decrease was a result of managements decision not to pursue or invest substantial capital into the contracting aluminum tube market. Also impacting the Company's business was the excess capacity in the aerosol industry. As a result, sales volume in aerosols also decreased $2,769,000.

The Company has been focusing on how to maximize revenues, profits, and manage it operating cost in general.

To assist in preforming the above an experienced outside management consulting firm has been retained to work with the company. The goal of the company and the management consulting firm is to reduce production costs, improve inventory management, and preserve cash and increase liquidity.

With the anticipated co-operation of the Company's secured lender, the consolidation of plant assets, and an expected increase in sales volume will help minimize the financial losses and enable the company to continue to function as a going concern.

Continuing improvement in operating efficiencies from better management and process procedures would create additional capacity and profitability, but the Company also needs new equipment to meet both the current and future customer demands. However, the Company's ability to purchase such equipment at this time is highly speculative


PEERLESS TUBE COMPANY 1997 ANNUAL REPORT

SALES AND RESULTS OF OPERATIONS 1997 COMPARED TO 1996
-----------------------------------------------------

SALES

Net sales for the year ended december 31, 1997 decreased $7,328,000 or 31% on sales of $16,288,000 when compared to 1996 net sales of $23,616,000. Aerosol volume for 1997 was $15,152,000 as compared with sales for 1996 of 17,921,000 or a decrease of 15%. Aluminum tube sales for 1997 was $844,000 as compared with 1996 Tube sales of $5,175,000 or a decrease of 84%. Miscellaneous sales for 1997 totaled $292,000 as compared to $520,000. The decrease in 1997 vs 1996 in the Aerosol and Tube product liness was a result of excess capacity in the aerosol markets and the Company's decision not to activity persue the Aluminumn Tube market.

In 1997, the Company's sales to two customers accounted for 61%(27% and 34%) of the company's total sales. In 1996. Three customers accounted for 55% (22%, 21%, and 12%) of the Company's sales.

The Company's sales of aluminum aerosols are approximately 93% of the 1997 sales as compared to 76% in 1996. The mix change is a result of the closing of the Puerto Rico facility in 1996. The Puerto Rico facility produced solely Aluminum Tube Product.

GROSS MARGIN TRENDS AND DISCUSSION

The gross profit for the year ended December 31, 1997 and December 31, 1996 was $228,000 or 1% of sales and $2,115,000 or 9% of sales respectively. The decrease in gross margin is primarily due to current excess capacity which the Company has available. A large part of the Company's costs are "fixed" rather than variable and the decreased demand for product in 1997 had a sufficient impact on the companies ability to absorb the high amount of fixed costs. While the Company has been successful in reducing costs, it must increase its machine hour leverage and "value added" hours, in order to be profitable. The Company must increase its sales level inorder to accomplish the above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended December 31, 1997 were $2,778,000 or 17% of sales as compared to $2,528,000 or 11% for the year ended December 1996. The increase in SG&A in relation to net sales is a result of the decrease in sales volume.

INTEREST EXPENSE, AND OTHER INCOME, NET

Interest expense for the year ended December 31, 1997 was $278,000 as compared to $607,000


PEERLESS TUBE COMPANY 1997 ANNUAL REPORT in 1996. The decrease of $329,000 was a result of the termination of the sales/leaseback agreement with the Block Drug Company.

Other income for the year ended December 31 1997 was $89,000 as compared to $1,786,000 for the year ended December 31, 1996. The decrease is largely attributed to the Sale/Leaseback of Puerto Rico being terminated in November 1996. (See note 10, of notes to the Financial Statements).

Liquidity and Capital Resources

The Company has a negative working capital of ($153,000) at December 31, 1997. This was approximately a $72,000 increase from the working capital of ($225,000) at December 31, 1996.

Net cash at December 31, 1997 was $190,000 or a decrease of $37,000 when compared to the same period in 1996. The Company in order to meet cash requirements during 1997 was required to increase its equipment loan in order to minimize the drain in working capital and help in the net repayment of debt. The increase to the equipment loan was $552,000.

The debt-equity-ratio at December 31, 1997 was 4:1 as compared to 1.5:1 at December 31, 1996.

The Company has a working capital loan secured by the Company's accounts receivable and inventories.

Management must monitor its cash resources very closely. Operational improvements, aggressive marketing, and favorable aluminum pricing will be required in order to improve cash availability and management.



PEERLESS TUBE COMPANY 1997 ANNUAL REPORT

DESCRIPTION OF BUSINESS
-------------------------


PEERLESS TUBE COMPANY, a publicly owned corporation, manufactures collapsible metal tubes and seamless extruded aerosol containers for the pharmaceutical, drug, cosmetic, toiletries, and house hold product industries. The manufacturing facility is located in Bloomfield, New Jersey.


FINANCIAL HIGHLIGHTS
YEAR ENDED DECEMBER 31, 1997

                                           1997          1996           1995
                                       ------------   -----------   ------------
Net Sales                              $ 16,288,000   $23,616,000  $ 29,793,000

Net Income (Loss)                       ($2,739,000)  $   766,000   ($1,775,000)

Weighted Average shares outstanding       2,462,973     2,462,973     2,462,973
Net (loss) income per share                  ($1.11)  $      0.31        ($0.72)
Cash/stock dividends                           None          None          None
Working Capital (Defict)                  ($153,000)    ($225,000)  $    31,000
Book value per outstanding share of    $       0.52   $      1.63   $      1.32
  common stock

--------------------------------------------------------------------------------


PEERLESS TUBE COMPANY 1997 ANNUAL REPORT

                                        We will be one of the leaders in the
OUR VISION                              packaging industry, successful in
                                        everything we do.
--------------------------------------------------------------------------------

                                        We will achieve our Vision by being
OUR                                     a Total Quality Company,
COMMITMENT                              continuously improving our internal
                                        and external customers.


-------------------------------------------------------------------------------
                                        CUSTOMERS - Our first priority is to
OUR VALUES                              satisfy our customers.
                                        PEOPLE - We help our employees
                                        improve their skills, encourage them
                                        to take risks, treat them fairly, and
                                        recognize their accomplishments,
                                        asking them to approach their jobs
                                        with passion and commitment.
                                        TEAMWORK - We build trust and
                                        teamwork with open, candid com-
                                        munciations.  We work together and
                                        share technologies and best prac-
                                        tices with our supplies and custom-
                                        ers.
                                        INNOVATION - We accept change as
                                        the rule, not the exception, and drive
                                        it by encouraging creativity.
                                        PERFORMANCE - We encourage the
                                        highest expectations, set ambitious
                                        goals, and quite simply strive to be
                                        the best.
-------------------------------------------------------------------------------

CHAIRMAN'S LETTER
-----------------

In 1997, the Company's sales decreased as a result of excess capacity in the aerosol industry and the Company's decision to not actively pursue the aluminum tube market. The Company's decision was based on the high cost of capital equipment and the lack of payback on invested capital in a shrinking aluminum tube market

1997 was a difficult year. Net sales totaled $16,288,000, a decrease of $7,328,000 or 31% when compared with Net Sales of $23,616,000 for 1996. The Company was able to react to the excess industry capacity and adjust its operating levels. However, being faced with high fixed cost there are no quick solutions. We must first achieve our short term goals. Once this has been accomplished we can pursue the Company's long term goals..

During the last quarter of 1997, Peerless introduced its new Slim-Top can. This can is slim, stylish, and sophisticated. It is eye-catching with substantial shelf appeal. We at Peerless are most excited about this elegant new can and we expect to win consumer appeal.

Looking ahead, 1998 should be a much better year. Peerless is entering the new year with the nation's economy up and aerosol market indicators, acceptance of the Slim-Top can, are such that we should have an improvement is sales this coming year.

The Peerless Tube Company, despite its losses, continues to emphasize the importance of a quality product, satisfied customers, and loyal and hard working employees. After all, the heart of our Company continues to be its operating strength and a unified effort to succeed.

Sincerely,



Frederic Remington, Jr.
Chairman and Chief Executive Officer



PEERLESS TUBE COMPANY 1997 ANNUAL REPORT


PEERLESS TUBE COMPANY
SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31,                1997           1996        1995              1994            1993
                                             ----           ----        ----              ----            ----
NET SALES                                  $ 16,288,000   $23,616,000   $ 29,793,000   $ 33,085000   $ 33,993,000

NET INCOME (LOSS)                           ($2,739,000)  $   766,000    ($1,775,000)    ($604,000)   ($1,120,000)

WEIGHTED AVERAGE NUMBER OF SHARES             2,462,973     2,462,973      2,462,973     2,462,973      2,462,973
OUTSTANDING
NET INCOME (LOSS) PER SHARE                      ($1.11)        $0.31         ($0.72)       ($.025)        ($0.45)

CASH DIVIDENDS DECLARED                    $          0   $         0   $          0   $         0   $          0

 WORKING CAPITAL (DEFICIT)                    ($153,000)     ($225,00)  $     31,000   $   888,000   $    879,000

CURRENT RATIO                                      (1.1)         (1.0)           1.0           1.1            1.3

PROPERTY, PLANT AND EQUIPMENT - AT COST    $ 19,700,000   $19,638,000   $ 24,490,000   $28,343,000   $ 27,985,000
ACCUMULATED DEPRECIATION                   $ 16,714,000   $15,514,000   $  6,407,000   $18,879,000   $ 17,987,000
PROPERTY, PLANT AND EQUIPMENT - NET        $  2,986,000   $ 4,124,000   $  8,083,000   $ 9,464,000   $  9,998,000

TOTAL ASSETS                               $  6,429,000   $10,030,000   $ 15,443,000   $17,500,000   $ 18,533,000

LONG TERM DEBT                             $    891,000       484,000   $  4,009,000   $ 4,287,000   $  3,852,000


TOTAL LIABILITIES                          $  5,140,000   $ 6,002,000   $ 12,181,000   $ 12,927,00   $ 13,252,000

STOCKHOLDERS EQUITY                        $  1,289,000   $ 4,028,000   $  3,262,000   $ 4,573,000   $  5,281,000

DEBT TO EQUITY RATIO                            4.1           1.5             3.7            2.8            2.5


*FOR THE YEAR ENDED DECEMBER 31, 1996, THE NET INCOME INCLUDED A RECOGNIZED GAIN OF $1,555,000, NET OF PUERTO RICO CAPITAL GAINS TAZ, IN CONNECTION WITH THE TERMINATION OF THE SALE LEASEBACK OF THE PUERTO RICO FACILITY.


PEERLESS TUBE COMPANY 1997 ANNUAL REPORT

PEERLESS TUBE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1997

                                                           PEERLESS TUBE COMPANY

                                                                        CONTENTS
                                                               DECEMBER 31, 1997
--------------------------------------------------------------------------------

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

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
Peerless Tube Company


We have audited the accompanying consolidated balance sheets of Peerless Tube Company as of December 31, 1997 and 1996, and the related consolidated statements of operations and accumulated deficit, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peerless Tube Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

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



GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

March 13, 1998, except for the second paragraph of
Note 2, as to which the date is June 5, 1998

                                                                         PEERLESS TUBE COMPANY

                                                                    CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------------------------------------
DECEMBER 31,                                                             1997           1996
----------------------------------------------------------------------------------------------
                                                                 (rounded to nearest thousand)
ASSETS (Note 8)
Current Assets:
  Cash (Note 1)                                                  $    190,000   $    227,000
  Accounts receivable, less allowance for doubtful
   accounts of $210,000 and $235,000, respectively (Note 3)           983,000      2,195,000
  Inventories (Notes 1 and 4)                                       2,214,000      2,660,000
  Prepaid expenses                                                     12,000         78,000
  Other current assets                                                 34,000         63,000
----------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                          3,433,000      5,223,000
----------------------------------------------------------------------------------------------
Property, Plant and Equipment, net (Notes 1, 5 and 10)              2,986,000      4,124,000
Other Assets (Note 11)                                                 10,000        683,000
Deferred Tax Assets, net of valuation allowance of $4,956,000 and $4,143,000, respectively (Note 7)
----------------------------------------------------------------------------------------------
      TOTAL ASSETS                                               $  6,429,000   $ 10,030,000
==============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                               $  1,990,000   $  2,573,000
  Accrued liabilities (Notes 2 and 6)                                 767,000      1,489,000
  Revolving credit line (Notes 1 and 8)                               597,000      1,119,000
  Current portion of long-term debt (Notes 1 and 9)                   232,000        267,000
----------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                     3,586,000      5,448,000
----------------------------------------------------------------------------------------------
Long-term Debt (Notes 1 and 9)                                        891,000        484,000
Other Liabilities (Notes 2 and 13)                                    663,000         70,000
----------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                             5,140,000      6,002,000
----------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 16)
Stockholders' Equity:
  Common stock - $1.33-1/3 par value; authorized
   5,000,000 shares; issued 2,536,935 shares                        3,382,000      3,382,000
  Additional paid-in capital                                       14,439,000     14,439,000
  Accumulated deficit                                             (16,188,000)   (13,449,000)
  Less 73,962 shares of stock in treasury, at cost                   (344,000)      (344,000)
----------------------------------------------------------------------------------------------
      STOCKHOLDERS' EQUITY                                          1,289,000      4,028,000
----------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  6,429,000   $ 10,030,000
==============================================================================================

                   The accompanying notes and indepenent auditor's report should be read in conjunction with the consolidated financial statements

                                                                                PEERLESS TUBE COMPANY

                                         CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
-----------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                    1997           1996           1995
-----------------------------------------------------------------------------------------------------
                                                (rounded to nearest thousand except per share amounts)

Net sales (Notes 1 and 14)                                $ 16,288,000   $ 23,616,000   $ 29,793,000

Cost of sales                                               16,060,000     21,501,000     28,331,000
-----------------------------------------------------------------------------------------------------

Gross profit                                                   228,000      2,115,000      1,462,000

Selling, general and administrative expenses                 2,778,000      2,528,000      2,825,000
-----------------------------------------------------------------------------------------------------

Loss from operations                                        (2,550,000)      (413,000)    (1,363,000)
-----------------------------------------------------------------------------------------------------

Other income (expense):
  Interest expense                                            (278,000)      (607,000)      (816,000)
  Impairment loss on property and plant                                                     (350,000)
  Gain on termination of sale/leaseback
   agreement (Note 10)                                                      1,555,000
  Other income, net                                             89,000        231,000        754,000
                                                              (189,000)     1,179,000       (412,000)
-----------------------------------------------------------------------------------------------------

Net income (loss)                                           (2,739,000)       766,000     (1,775,000)

Accumulated deficit at beginning of year                   (13,449,000)   (14,215,000)   (12,440,000)
-----------------------------------------------------------------------------------------------------

Accumulated deficit at end of year                        $(16,188,000)  $(13,449,000)  $(14,215,000)
=====================================================================================================

Basic income (loss) per share                                   $(1.11)          $.31          $(.72)
=====================================================================================================

Weighted-average shares outstanding                          2,462,973      2,462,973      2,462,973
=====================================================================================================

                   The accompanying notes and indepenent auditor's report should be read in conjunction with the consolidated financial statements

                                                                                                        PEERLESS TUBE COMPANY

                                                                                         CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                              1997                   1996                    1995
-----------------------------------------------------------------------------------------------------------------------------
                                                                               (rounded to nearest thousand)
Cash flows from operating activities:
 Net income (loss)                                                $(2,739,000)           $   766,000             $(1,775,000)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                    1,200,000              1,010,000               1,067,000
   Pension costs                                                      625,000
   Gain on termination of   sale/leaseback agreement                                      (1,675,000)
   Loss (gain) on sale of property, plant and equipment                                       17,000                (531,000)
   Provision for bad debts                                            (25,000)                95,000                  63,000
   Deferred gain                                                                             (99,000)               (119,000)
   Other, net                                                                               (363,000)                366,000
   (Increase) decrease in operating assets:
    Accounts receivable                                             1,237,000              1,407,000                 (20,000)
    Inventories                                                       446,000               (235,000)              1,075,000
    Prepaid expenses                                                   66,000                (52,000)                 42,000
    Other current assets                                               29,000                 (9,000)                 56,000
    Other assets                                                       48,000
   Increase (decrease) in operating liabilities:
    Accounts payable                                                 (583,000)              (443,000)               (345,000)
    Accrued liabilities                                              (722,000)                74,000                 120,000
    Other liabilities                                                 593,000                (50,000)
-----------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES                                                     175,000                443,000                  (1,000)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Proceeds from termination of sale/leaseback                          329,000
 Proceeds from sale of assets, net                                                            70,000                 531,000
 Purchases of property, plant and equipment                                                  (49,000)                 (5,000)
-----------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY                                                                   350,000                 526,000
       INVESTING ACTIVITIES
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from long-term   debt                                       552,000                                        319,000
 Net (repayments) borrowings under credit line                       (598,000)               (99,000)
 Reduction of long-term                                              (242,000)              (628,000)               (645,000)
  debt and current maturities
-----------------------------------------------------------------------------------------------------------------------------
      NET CASH USED IN                                               (212,000)            (1,226,000)               (425,000)
       FINANCING ACTIVITIES
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in                                            (37,000)              (433,000)                100,000
 cash
Cash at beginning of year                                             227,000                660,000                 560,000
Cash at end of year                                               $   190,000            $   227,000             $   660,000
=============================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year                                        $   278,000            $   607,000             $   807,000
  for interest
=============================================================================================================================
SUPPLEMENTAL SCHEDULE OF
 NONCASH FINANCING AND
 INVESTING ACTIVITIES:
 Capital lease obligations
  incurred for acquisition
  of property and equipment                                       $    62,000            $    17,000             $   113,000
=============================================================================================================================
 Write-off of capital                                                                    $ 3,330,000
  lease obligation
=============================================================================================================================
 Write-off of fixed assets                                                               $ 2,995,000
=============================================================================================================================

                  The accompanying notes and independent auditor's report should be read in conjuction with the consolidated financial statements

                                                                                                          PEERLESS TUBE COMPANY

                                                                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------------------------------------------------------
 1.  BUSINESS ORGANIZATION   Peerless Tube Company ("Peerless") and its subsidiary (collectively the "Company") supply
     AND SIGNIFICANT         collapsible metal tubes and seamless aluminum aerosol containers to national marketers primarily in
     ACCOUNTING POLICIES:    the pharmaceutical, cosmetic and toiletry industries.  Manufacturing facilities are located in
                             Bloomfield, NJ.

                             The consolidated financial statements of the Company include the accounts of Peerless and its wholly owned inactive subsidiary, Peerless Tube Company of Puerto Rico, Inc.  All significant intercompany accounts and transactions have been eliminated.

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

                             Property, plant and equipment is stated at the lower of cost, less accumulated depreciation, or net realizable value.

                             Revenue from sales of products is recognized at the date of shipment to customers.

                             The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses on these accounts.

                             In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings
                             per Share.  SFAS No. 128 requires dual presentation of basic earnings per share ("EPS") and diluted
                             EPS on the face of all statements of earnings issued after December 15, 1997 for all entities with complex capital structures.  Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards and warrants.  Diluted EPS is not presented since the effect would be antidilutive.

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

                                                                                                          PEERLESS TUBE COMPANY

                                                                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------------------------------------------------------
                             SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments.  Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.  At December 31, 1997 and 1996, management believes that the carrying amount of the revolving credit line approximates fair value because of the short maturity of this financial instrument.  The carrying value of the
                             Company's long-term debt is considered to approximate fair value based upon current borrowing rates offered to the Company.

 2.  BUSINESS AND DEBT       The accompanying consolidated financial statements have been prepared in conformity with generally
     RESTRUCTURING:          accepted accounting principles, which contemplate continuation of the Company as a going concern.
                             Since 1988, however, the Company has suffered recurring losses from operations and negative cash flows.  These conditions raise substantial doubt about its ability to continue as a going concern.

                             Additionally, in January 1998, a jury verdict was rendered against the Company in a lawsuit filed by a former employee alleging age discrimination and breach of contract.  The amount of damages and attorney's fees awarded to the employee approximated $638,000.  On June 5, 1998, a settlement agreement with the former employee was reached whereby the Company will pay, over a two-year period, a total of $700,000 including interest (which has been reflected as a liability in the accompanying consolidated financial statements) as follows:

                             $60,000 payable upon execution of the agreement;
                             $60,000 payable on or before June 1, 1999;
                             $300,000 payable on or before December 1, 1999; and $280,000 payable on or before May 31, 2000.

                             Under the terms of the agreement the former employee was granted a lien subordinated in priority to the Company's asset-based lender on substantially all of the Company's assets (see Note 8).

                             The Company's management has continually evaluated and reshaped its business to improve the operational results of the Company and respond to the changes in the economic and competitive market
                             in which the Company operates.   Major cost and head count reduction programs previously implemented focused on reduction of pension and employee benefits, particularly changes to healthcare benefits.
                             Except for periodic additions to meet peaks in sales demand, the Company has reduced its workforce, both salaried and hourly.  Management introduced and implemented new programs to improve its production, inventory management and management cost accounting systems.

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

                                                                                                 PEERLESS TUBE COMPANY

                                                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                     DECEMBER 31, 1997
----------------------------------------------------------------------------------------------------------------------

                             working capital, help minimize the financial losses, and create the opportunity for the Company to continue as a going concern.

 3.  ALLOWANCE               Information relating to the allowance for doubtful accounts is as follows:
     FOR DOUBTFUL
     ACCOUNTS:               December 31,                                                  1997                   1996
                             -----------------------------------------------------------------------------------------

                             Balance at beginning of year                           $   235,000            $   140,000
                             Charged to costs and expenses                                                     146,000
                             Deductions or write-off of uncollectible
                             accounts receivable                                        (25,000)               (51,000)
                             -----------------------------------------------------------------------------------------
                                BALANCE AT END OF YEAR                              $   210,000            $   235,000
                             =========================================================================================

4.  INVENTORIES:             Inventories are comprised of the following:

                             December 31,                                                  1997                   1996
                             -----------------------------------------------------------------------------------------

                             Raw materials                                           $1,156,000             $1,724,000
                             Work-in-process                                             52,000                 29,000
                             Finished goods                                           1,006,000                907,000
                             -----------------------------------------------------------------------------------------
                                                                                     $2,214,000             $2,660,000
                             =========================================================================================

5.  PROPERTY,                Property, plant and equipment is comprised of the following:
    PLANT AND
    EQUIPMENT:
                                                                                                            Estimated
                             December 31,                             1997                 1996            Useful Life
                             -----------------------------------------------------------------------------------------

                             Land                             $    462,000          $   462,000
                             Buildings and improvements          4,348,000            4,348,000         10 to 45 years
                             Machinery and equipment            13,276,000           13,214,000          7 to 13 years
                             Furniture, fixtures
                              and office
                              equipment                          1,614,000            1,614,000          5 to 10 years
                             -----------------------------------------------------------------------------------------
                                                                19,700,000           19,638,000
                             Less accumulated
                              depreciation
                              and amortization                 (16,714,000)         (15,514,000)
                             -----------------------------------------------------------------------------------------
                                                              $  2,986,000          $ 4,124,000
                             =========================================================================================

                             Substantially all of the Company's equipment serves as collateral for short- and long-
                             term borrowings (see Notes 8 and 9).

                                                                                             PEERLESS TUBE COMPANY

                                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                 DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------
6.  ACCRUED             Accrued liabilities are comprised of the following:
    LIABILITIES:
                        December 31,                                                    1997                  1996
                        ------------------------------------------------------------------------------------------

                        Payroll, payroll taxes and payroll-related costs            $202,000            $  437,000
                        Health benefits                                               60,000               180,000
                        Professional fees                                             70,000               233,000
                        Environmental                                                100,000               120,000
                        All other                                                    335,000               519,000
                        ------------------------------------------------------------------------------------------
                                                                                    $767,000            $1,489,000
                        ==========================================================================================

7.  INCOME TAXES:       The deferred tax assets less a valuation allowance are
                        comprised of the following at December 31, 1997 and
                        1996:

                        The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

                        Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                        December 31,                                                       1997                1996
                        -------------------------------------------------------------------------------------------

                        Deferred tax assets:
                         Postretirement benefits other than pensions                $    20,000         $    24,000
                         Accrual differences                                            231,000             285,000
                         Accounts receivable and inventory valuation
                          allowances                                                    362,000             408,000
                         Net operating loss carryforward                              4,085,000           3,185,000
                         Investment tax credit carryforward                             346,000             346,000
                        -------------------------------------------------------------------------------------------
                                                                                      5,044,000           4,248,000

                        Deferred tax liabilities:
                         Property, plant and equipment basis differences                (88,000)           (105,000)
                        -------------------------------------------------------------------------------------------
                        Net deferred tax asset                                        4,956,000           4,143,000
                        Valuation allowance                                          (4,956,000)         (4,143,000)
                        -------------------------------------------------------------------------------------------
                                                                                    $   - 0 -           $   - 0 -
                        ===========================================================================================

                        At December 31, 1997, Peerless had cumulative net operating loss carryforwards of approximately
                        $11,673,000 available to offset future taxable income.
                        These carryforwards will expire in various years through 2012.

                        At December 31, 1997 and 1996, the Company had investment tax credit carryforwards of approximately
                        $346,000 available to be carried forward to

                                                                                                       PEERLESS TUBE COMPANY

                                                                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                           DECEMBER 31, 1997
----------------------------------------------------------------------------------------------------------------------------

                               offset future taxes payable. A substantial portion of these carryforwards will expire in the year 2001.

                               No regular income tax expense was recorded in 1997, 1996 or 1995 as income, if any, before income taxes was fully offset by previously existing net operating loss carryforwards. No deferred tax assets or liabilities are recognized for any of the years presented.

  8.  REVOLVING                The Company has a revolving credit facility with an asset-based working capital
      CREDIT                   lender expiring in January 1999.  Borrowings are based on specified levels of
      FACILITY:                accounts receivable and inventories of the Company and bear interest at the prime rate (8.5% at December 31, 1997) plus 3-1/2% to 4% on the outstanding balance.  There are minimum borrowing requirements of $1,500,000 under this line of credit.  The maximum amount available under the line of credit is $4,750,000 less the principal balance of the equipment term loan ($1,009,000 at December 31, 1997) (see Note 9).

                               Certain of the terms of the revolving credit agreement, as amended, require the pledge of substantially all the Company's assets as collateral.  In addition, this agreement requires the Company to comply with various financial covenants, including restrictions on the amounts of capital expenditures and a prohibition on the payment of dividends on the Company's common stock.  The Company was in compliance with the covenants at December 31, 1997.

  9.  LONG-TERM                Long-term debt is comprised of the following:
      DEBT:
                               December 31,                                                                1997      1996
                               ------------------------------------------------------------------------------------------

                               Equipment term loan (the Company received additional advances during 1997 amounting to $552,000) payable in monthly
                               installments of $15,625 plus interest through January 1, 2000 with a final balloon payment of $809,650 on February 1, 2000.
                               The loan bears interest at the prime rate (8.5% at December 31,
                               1997) plus 4%.                                                       $1,009,000  $ 639,000

                               Various purchase money capital leases for manufacturing
                               and office equipment, final payment due in 2000,
                               with interest rates ranging from 11% to 18%.                            114,000    112,000

                               ------------------------------------------------------------------------------------------
                                                                                                     1,123,000    751,000
                               Less current portion                                                  (232,000)   (267,000)
                               ------------------------------------------------------------------------------------------
                                  LONG-TERM DEBT                                                    $ 891,000   $ 484,000
                               ==========================================================================================

                                                                                          PEERLESS TUBE COMPANY

                                                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                              DECEMBER 31, 1997
---------------------------------------------------------------------------------------------------------------
                             Long-term debt of $891,000 matures as follows:

                             Year ending December 31,

                                    1999                                                               $225,000
                                    2000                                                                666,000
                             ----------------------------------------------------------------------------------
                                                                                                       $891,000
                             ==================================================================================

10.  SALE/LEASEBACK OF       In 1991, the Company entered into a sale/leaseback agreement for its Puerto Rico
     PUERTO RICO             office and production facility.  Under the agreement, the Company sold the facility
     FACILITY:               at an aggregate price of $6,000,000.  Concurrently, the Company entered into an agreement to lease back the facility for 181 months at an average annual rental of approximately $750,000.  The transaction resulted in a gain of approximately
                             $1,800,000 which was deferred and was being amortized over the term of the related lease.

                             Effective November 1, 1996, the lease agreement was terminated by the buyer thereby eliminating the annual leaseback payment of $750,000.  As a result Peerless Tube
                             Company of Puerto Rico has ceased operations and the remaining production requirements of this facility will be met by utilizing the excess capacity at the
                             Bloomfield, NJ, facility.  For the year ended December 31, 1996, the Company recognized a gain of $1,555,000, net of Puerto Rico capital gain taxes of $120,000, in connection with  the termination of this lease as follows:

                             Write-off of machinery and equipment                                   $(2,995,000)
                             Write-off of capital lease obligation                                    3,330,000
                             Recognition of deferred gain                                             1,123,000
                             Termination payment received pursuant to the agreement                     329,000
                             Puerto Rico capital gain taxes                                            (120,000)
                             Other                                                                     (112,000)
                             ----------------------------------------------------------------------------------
                                    NET GAIN ON TERMINATION OF SALE/LEASEBACK TRANSACTION            $1,555,000
                             ==================================================================================

11.  PENSION PLANS:          The Company maintained a noncontributory defined benefit plan covering most of its domestic employees.  In 1990, the Company amended its benefit plan to provide for the suspension of benefit accruals for future services.  The benefit for the plan is based primarily on years of service and employees' pay through the date that benefit plan accruals were suspended.  The Company's funding policy required contributions to the plan consistent with the funding requirements under the
                             Employee Retirement Income Security Act of 1974.  Plan assets consist of a balanced common stock and fixed income portfolio with two investment managers.

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

                                                                                                          PEERLESS TUBE COMPANY
                                                                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------------------------------------------------------

                             Net periodic pension income is as follows:

                             December 31,                                                            1996                  1995
                             --------------------------------------------------------------------------------------------------

                             Interest cost on projected benefit obligation                    $   984,000          $  1,006,000
                             Actual (return) on assets                                         (1,608,000)           (3,227,000)
                             Net amortization and deferral                                        438,000             2,212,000
                             --------------------------------------------------------------------------------------------------
                                 NET PERIODIC PENSION INCOME                                  $  (186,000)         $     (9,000)
                             ==================================================================================================

                             The plan's funded status and amounts recognized in the Company's balance sheet at December
                             31, 1996 are as follows:

                             Actuarial present value of projected benefit obligation (all vested)                   $13,644,000
                             Plan assets at fair value                                                               15,580,000
                             --------------------------------------------------------------------------------------------------

                             Plan assets in excess of projected benefit obligation                                    1,936,000
                             Unrecognized net (gain) loss                                                            (1,311,000)
                             --------------------------------------------------------------------------------------------------
                                 PREPAID PENSION COST                                                               $   625,000
                             ==================================================================================================

                             The assumptions used in the accounting were as follows:
                             Discount rate used to compute projected benefit obligation                                     7.4%
                             Expected long-term rate of return on plan assets                                                 8
                             --------------------------------------------------------------------------------------------------

                             Benefit accruals under the plan had been discontinued in 1990. On April 23, 1997, funds were transferred from the plan to the AIG Life Insurance Company for the purchase of nonparticipating annuity contracts and other irrevocable commitments for substantially all of the participants.

                             The plan was formally terminated effective August 1, 1997. On or about October 15, 1997, lump-sum payments were made to the remaining participants in complete settlement of all benefit obligations under the plan. There were residual assets remaining in the plan subsequent to these lump-sum payments.
                             The overfunded amount, less termination charges, taxes and other required costs, is not expected to be material and will revert to the Company. Therefore, the prepaid cost of $625,000 has been charged to operations in 1997.

                             Commencing in 1995, the Company offered a 401(k) retirement savings plan to all nonunion full-time employees who have completed one year of employment. Employees may contribute a percentage of their gross salaries as defined in the plan, subject to limits prescribed by the Internal Revenue Service.
                             The Company's contributions are at the discretion of the board of directors. Participants are fully vested upon entering the plan. Officers of the Company serve as trustees of the plan. Contributions for the year ended December 31, 1997 and 1996 were approximately $13,000 in each year. For the year ended
                             December 31, 1995, the Company made a provision of $40,000 for contributions and administrative expenses related to the start-up and administration of this plan.

                                                                                               PEERLESS TUBE COMPANY

                                                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                   DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------------------------

12.  STOCK OPTION              SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does not
     PLANS:                    require companies to record compensation cost for employee stock option grants.  The
                               Company has chosen to continue to account for employee option grants using Accounting
                               Principles Board Opinion No. 25.  Accordingly, no compensation expense has been recognized for employee stock option grants and the Company has elected to adopt the disclosure provisions only of SFAS No. 123.

                               No stock options were granted by the Company during the three-year period ended
                               December 31, 1997.  Accordingly, no pro forma disclosures are presented.

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

                                                                                                   Weighted-
                                                                                                    Average
                                                                                                  Exercise Price
                                                                                                         1996 and
                               Year ended December 31,               1997       1996      1995    1997       1995
                               ----------------------------------------------------------------------------------

                               Outstanding at beginning of year     124,200    234,200   234,200  $2.50     $1.92
                               Expired during the year              (14,400)  (110,000)            5.75      1.25
                               ----------------------------------------------------------------------------------
                                     OUTSTANDING AT END OF YEAR     109,800    124,200   234,200  $2.08     $2.50
                               ==================================================================================

                               Options exercisable at year-end       84,800     99,200   132,500
                               ==================================================================================

                                    Number of
                               Options Exercisable
                               at December 31, 1997                    Exercise Price             Expiration Date
                               ----------------------------------------------------------------------------------

                                        75,000                           $   1.65                            1998
                                         9,800                               6.50                            1998
                               ==================================================================================

13.  OTHER POST-             The Company provides healthcare and life insurance benefits to certain active and
     RETIREMENT              retired employees. In 1992, the Company adopted SFAS No. 106, Employer's Accounting
     BENEFITS:               for Post-Retirement Benefits Other Than Pensions. SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during an employee's active service life. The Company previously expensed these costs as paid. The retiree medical and life insurance programs are not funded.

                                                                                               PEERLESS TUBE COMPANY

                                                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                   DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------------------------

                               Claims and expenses are paid from the general assets of the Company. The balance of this accrual is adjusted based on actuarial adjustments and employment activity during the periods involved. The activity of this liability is as follows:

                               December 31,                                 1997              1996              1995
                               -------------------------------------------------------------------------------------

                               Beginning of year                        $ 70,000          $120,000          $175,000
                               Adjustment to recognize the cost
                               of benefits, net                          (47,000)          (50,000)          (55,000)
                               -------------------------------------------------------------------------------------
                                   END OF YEAR                          $ 23,000          $ 70,000          $120,000
                               =====================================================================================

14.  MAJOR CUST-               In 1997, sales to two customers accounted for 61% of the Company's sales.  In 1996,
     OMERS AND                 three customers accounted for 55% (22%, 21% and 12%) of the Company's sales.  In
     CONCENTRA-                1995, four customers accounted for 68% (24%, 16%, 15% and 13%) of the Company's
     TION OF CREDIT            sales.  In November 1996, the customer representing 12% of the Company's sales
     RISK:                     changed its product line, and as a result ceased doing business with the Company.  In
                               March 1996, the Company's largest account chose not to renew its contract with the
                               Company.

                               Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  At December 31, 1997, in management's opinion, there is no significant risk of loss on these instruments and management believes its allowance for losses are adequate.  One customer accounted for approximately 41% of net accounts receivable at December 31, 1997.

15.  RELATED PARTY             A former director of the Company, who resigned in March 1995, has an ownership
     TRANSACTIONS:             interest in a company that supplied paint to the Company.  Amounts paid by the
                               Company to this supplier during 1995, the year prior to his resignation from the board of directors, approximated $347,000.

16.  COMMITMENTS               In January 1992, the Company entered into a supply agreement with a vendor for the
     AND                       purchase of aluminum slugs for a period of eight years.  The Company may terminate
     CONTINGENCIES:            this supply agreement upon 30 days' written notice to the buyer provided the buyer's selling price to the Company is not competitive with market quotes obtained from at least 3 other vendors for aluminum.

                               At December 31, 1997, the Company had purchase commitments outstanding of approximately $405,000 for raw aluminum through December 1998.  These are substantially offset by firm purchase orders on contracts from customers.

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


                                                                                               PEERLESS TUBE COMPANY

                                                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                   DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------------------------
                               The Company is subject to federal, state and local requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.  It is the Company's policy to comply with these requirements, and the Company believes that as a general matter its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with its business.  Some risk of environmental damage is, however, inherent in particular operations and products of the Company, as is the case with other companies engaged in similar businesses.

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