Form 10-Q
period 1998-03-31
PEERLESS TUBE CO
filed 1998-07-27
CIK 76958

                        SECURITIES EXCHANGE COMMISSION
                              EXCHANGE COMMISSION
                                     10-Q

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998                Commission File No. 1-7215

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

Yes [X]  No

As of the filing date, the aggregate market value of the voting stock held by non affiliates of the Registrant was approximately $690,000. The market value is based on $.28 as of July 16, 1998, which is the last recorded trade. During the quarter, actual trades of relatively small amounts of the Company's shares of stock have ranged in transaction price from $.3750-$.43.


Common Stock, Par Value                  $1.33-1/3
Outstanding at March 31, 1998.           2,462,973 shares

Documents incorporated by reference: None


PEERLESS TUBE COMPANY - March 31, 1998 Quarterly Report 10Q

                               TABLE OF CONTENTS


ITEM                                                                                          PAGE

PART I   FINANCIAL INFORMATION
         Balance Sheets as of March 31, 1998 - Unaudited  and December 31, 1997                 3

         Statement of Operations for the Quarters Ended March 31,                               4
         1998 and 1997 - Unaudited

         Statement of Cash Flows for the Quarters ended March 31, 1998                          5
           and 1997 - Unaudited

         Notes to the Financial Statements                                                    6-7

         Management's Discussion & Analysis of the Financial Conditions                       8-9
           and Results of Operations

PART II   OTHER INFORMATION

           Item 5                                                                              10

           Item 6                                                                              10

           Signatures                                                                          11

PEERLESS TUBE COMPANY - March 31, 1998 Quarterly Report 10Q


PEERLESS TUBE COMPANY                                                             MARCH 31          DECEMBER 31,
                                                                            -------------------------------------
BALANCE SHEET                                                                       1998                1997
                                                                                      (UNAUDITED)
                                                                                  (ROUNDED TO NEAREST THOUSAND)
ASSETS
Current Assets:
Cash                                                                              $       16 ,000     $    190,000
Accounts receivable, less allowances for doubtful
  of $222,000 and $210,000 respectively                                                 1,068,000          983,000
  Inventories                                                                           1,686,000        2,214,000
Prepaid expenses                                                                           37,000           12,000
Other assets                                                                               94,000           34,000
------------------------------------------------------------------------------------------------------------------

 Total Current Assets                                                             $     2,901,000     $  3,433,000

Property, Plant and Equipment                                                           2,772,000        2,986,000
Other assets                                                                               10,000           10,000
Deferred tax assets, net of valuation allowances of
  $4,143,000 and $4,800,000, respectively
------------------------------------------------------------------------------------------------------------------
   Total Assets                                                                   $     5,683,000     $  6,429,000
==================================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                                  $     1,893,000     $ 1,990,000
Accrued Liabilities                                                                     1,314,000         767,000
Revolving credit line                                                                     819,000         597,000
Current portion of long-term debt                                                         185,000         232,000
------------------------------------------------------------------------------------------------------------------

   Total current liabilities                                                      $     4,211,000     $ 3,586,000

Long Term Debt                                                                            877,000         891,000
Other Liabilities                                                                          23,000         663,000
------------------------------------------------------------------------------------------------------------------

   Total Liabilities                                                              $     5,111,000     $ 5,140,000
------------------------------------------------------------------------------------------------------------------

Commitments and contingencies,
Stockholders' equity:
 Common stock, $1.33-1/3 par value; authorized
 5,000,000 shares; issued and outstanding
 2,536,935 shares                                                                       3,382,000       3,382,000
 Additional paid-in capital                                                            14,439,000      14,439,000
 Accumulated deficit                                                                  (16,905,000)    (16,188,000)
 Less 73,962 shares of stock in treasury, at cost                                        (344,000)       (344,000)
------------------------------------------------------------------------------------------------------------------

   Stockholders' equity                                                                   572,000       1,289,000
-----------------------------------------------------------------------------------------------------------------

  Total Liabilities and stockholders' equity                                      $     5,683,000     $ 6,429,000
=================================================================================================================

             THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION
                        WITH THE FINANCIAL STATEMENTS.

PEERLESS TUBE COMPANY - MARCH 31, 1998 QUARTERLY REPORT 10Q


STATEMENT OF OPERATIONS,
FOR THE QUARTER ENDED MARCH 31,                                 1998                                   1997
----------------------------------------------------------------------------------------------------------------
                                                          (ROUNDED TO NEAREST THOUSAND EXCEPT PER SHARE AMOUNTS)
                                                             (UNAUDITED)                           (UNAUDITED)

NET SALES                                                  $  3,554,000                            $   4,676,000

COST OF SALES                                                 3,655,000                                3,993,000
----------------------------------------------------------------------------------------------------------------

GROSS PROFIT  (LOSS)                                           (101,000)                                 683,000

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                   553,000                                  684,000
----------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                       $   (654,000)                           $     (1,000)

INTEREST EXPENSE                                                (65,000)                                 (83,000)

OTHER INCOME                                                      2,000                                    5,000
----------------------------------------------------------------------------------------------------------------

NET LOSS                                                   $   (717,000)                           $    (79,000)
================================================================================================================

ACCUMULATED DEFICIT:
BEGINNING OF PERIOD                                        $(16,188,000)                           $(13,449,000)
----------------------------------------------------------------------------------------------------------------

END OF PERIOD                                              $(16,905,000)                           $ (13,528,000)
================================================================================================================

BASIC LOSS PER SHARE                                         ($0.29)                                     ($0.03)
================================================================================================================

WEIGHTED AVERAGE SHARE OUTSTANDING                            2,462,973                                2,462,973
================================================================================================================
                                                            THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION
                                                            WITH THE FINANCIAL STATEMENTS.

PEERLESS TUBE COMPANY - March 31, 1998 Quarterly Report 10Q

PEERLESS TUBE COMPANY
STATEMENT OF CASH FLOWS

                                                  FOR THE QUARTER ENDED MARCH 31,
                                                  -------------------------------
                                                      1998            1997
                                                  (UNAUDITED)      (UNAUDITED)
                                                 (ROUNDED TO NEAREST THOUSAND)
=================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
 NET LOSS                                               ($717,000)   ($ 78,000)

 ADJUSTMENT TO RECONCILE NET LOSS TO NET
 CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES:

 DEPRECIATION AND AMORTIZATION                            213,000      176,000

 PROVISION FOR BAD DEBT                                     6,000       88,000

 (INCREASE) DECREASE IN OPERATING ASSETS:

 ACCOUNTS RECEIVABLE                                      (91,000)     631,000

 INVENTORIES                                              528,000     (731,000)

 PREPAID EXPENSES                                        ( 24,000)      26,000

 OTHER CURRENT ASSETS                                    ( 60,000)           0

 INCREASE (DECREASE) - IN OPERATING LIABILITIES:

ACCOUNTS PAYABLE                                         (250,000)    ( 38,000)

ACCRUED LIABILITIES                                        60,000       7 ,000
------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                      $  382,000   $  159,000
------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    $ (335,000)  $   81,000

CASH FLOWS FROM FINANCING ACTIVITIES:

NET (REPAYMENTS) BORROWING UNDER CREDIT LINE              221,000     (116,000)

REDUCTION OF LONG TERM DEBT AND CURRENT MATURITIES        (60,000)     219,000
------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              $  161,000   $  103,000
------------------------------------------------------------------------------
Net Increase (Decrease) in cash                          (174,000)     184,000

Cash - beginning of the period                            190,000      227,000
------------------------------------------------------------------------------
CASH -  END OF PERIOD                                  $   16,000   $  411,000
------------------------------------------------------------------------------
                          THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION
                          WITH THE FINANCIAL STATEMENTS.

PEERLESS TUBE COMPANY - March 31, 1998 Quarterly Report 10Q

PEERLESS TUBE COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 1: PREPARATION OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes there to included in the Company's Annual Report Form 10-K for the year ended December 31, 1997.

In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, result of operations, and cash flows for the Company. Certain information and foot notes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. There have been no significant changes in accounting policy since December 31, 1997. The results of operations may not be indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2: BUSINESS AND DEBT RESTRUCTURING

The accompanying financial statements contemplate continuation of the Company as a going concern. Since 1988, however, the Company has suffered recurring losses from operations and negative cash flows. These conditions raise substantial doubt about its ability to continue as a going concern.

In January 1998 a jury verdict was rendered against the Company in a lawsuit filed by a former employee alleging age discrimination and breach of contract. The amount of damages and attorney's fees awarded to the employee approximated $638,000. On June 5, 1998, a settlement agreement with the former employee was reached whereby the Company will pay, over a two-year period, a total of $700,000 including interest (which has been reflected as a liability in the consolidated financial statements) as follows:

    $60,000 payable upon execution of the agreement;
    $60,000 payable on or before June 1, 1999;
    $300,000 payable on or before December 1, 1999; and $280,000 payable on or before May 31, 2000.

Under the terms of the agreement, the former employee was granted a lien subordinated in priority to the Company's asset-based lender on substantially all of the Company's assets.

The Company's management is continually evaluating and reshaping its business to improve the operational results of the Company. Also the Company has along with its asset-based amended its agreement to continue to provide certain loans for operations.

With the anticipated co-operation of its secured lender and managements actions presently being taken to improve the Company's operating performance including the stabilized cost of raw material, increased productivity, and reductions in staffing levels will provide adequate working capital, help minimize the financial losses, and create the opportunity for the Company to continue as a going concern


PEERLESS TUBE COMPANY - March 31, 1998 Quarterly Report 10Q

NOTE 3: INVENTORIES
Inventories are comprised of the following:

------------------------------------------------------------------------------------------------------------
INVENTORIES                                                  March 31,                December 31,
                                                               1998                       1997
------------------------------------------------------------------------------------------------------------
Raw materials                                              $ 1,033,000                  $1,156,000
------------------------------------------------------------------------------------------------------------
Work-in-process                                                 52,000                      52,000
------------------------------------------------------------------------------------------------------------
Finished Goods                                                 601,000                   1,006,000
------------------------------------------------------------------------------------------------------------
  Total                                                    $ 1,686,000                  $2,214,000
------------------------------------------------------------------------------------------------------------

NOTE 4 - ACCRUED LIABILITIES
Accrued liabilities are comprised of the following:

------------------------------------------------------------------------------------------------------------
                                              ACCRUED LIABILITIES           March 31,            December 31,
                                                                              1998                  1997
------------------------------------------------------------------------------------------------------------
Payroll, payroll taxes, and payroll related costs                        $   260,000           $    202,000
------------------------------------------------------------------------------------------------------------
Health benefits                                                               60,000                 60,000
------------------------------------------------------------------------------------------------------------
All other                                                                   994,,000                505,000
------------------------------------------------------------------------------------------------------------
       Total                                                             $ 1.314,000           $    767,000
------------------------------------------------------------------------------------------------------------

NOTE 5 - LONG-TERM DEBT/REVOLVING CREDIT LINE
Long-term debt is comprised of the following:

-------------------------------------------------------------------------------------------------------------
                                LONG-TERM DEBT
-------------------------------------------------------------------------------------------------------------
                                                                            March 31,        December 31,
                                                                              1998                1997
Equipment term loan (the Company received additional                       $ 962,000         $ 1,009,000
advances during 1997 amounting to $552,000) payable
in monthly installments of $15,625 plus interest through
January 1, 2000 with a balloon payment of $809,650 on
February 1, 2000.  The loan bears interest at the prime
rate (8.5% at December 31, 1997) plus 4%.

Various purchase money capital leases for manufacturing
and office equipment, final payment due in 2000, with
interest rates at an average 18%.                                            100,000             114,000
                                                                           -------------------------------
                                                                           1,062,000           1,123,000
Less current portion                                                        (185,000)           (232,000)
                                                                           -------------------------------
Long-term debt                                                             $ 877,000          $  891,000
                                                                           ==============================

PEERLESS TUBE COMPANY - March 31, 1998 Quarterly Report 10Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
& RESULTS OF OPERATIONS

SALES AND RESULTS OF OPERATIONS 1998 COMPARED TO 1997

SALES

Sales for the quarters ended March 31, 1998 and 1997 totaled $3,554,000 and $4,676,000 respectively. The decrease in sales of $1,122,000 or 24.0% is a result of an overall decrease of sales in the aerosol market.

          The breakdown of the overall sales decrease from all sources for the first quarter ended March 31, 1998 and 1997 respectively, was as follows:

Net Sales                                1998                 1997             Change             %
Cans                                $ 3,297,000         $  4,272,000         ($975,000)        (22.8%)
Metal Tubes                         $   179,000         $    257,000          ($78,000)        (30.4%)
Miscellaneous                       $    78,000         $    147.000          ($69,000)        (46.9%)
                                    ------------------------------------------------------------------
Total                               $3,554,,000         $  4,676,000        ($1,122,000)       (23.9%)
                                    ==================================================================

In the first quarter of 1998, two customers accounted for 58% (31% and 27%) of the Company's sales. The 1998 market outlook for aluminum aerosols and tubes is expected to remain soft. The decrease in aluminum tubes sales is attributed to the increased demand from the competing plastic tube market.

GROSS PROFIT TRENDS AND DISCUSSION

The gross profit (loss) on sales for the quarter ended March 31, 1998 was ( $101,000), or (3%) on sales of $3,554,000. as compared with the quarter ended March 31, 1997 the gross profit (loss) was $683,000 or 15% on sales of $4,676,000. The decrease in gross profit for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 is a result of lower than anticipated aerosol sales. The total decrease in aerosol sales for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 was $975,000.

The gross profit and operating results was also adversely affected by a decrease in the Company's value added output. The Company's high fixed costs are sensitive to volume changes and while the Company has been successful in reducing its operating costs it is important the Company improve its value-added output.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended, March 31, 1998 were $553,000 or 16% of sales. For the quarter ended March 31, 1997 Selling, general and administrative expenses were $684,000 or 15% of net sales. The majority of these cost are fixed in resulting in the quarter ended March 1998 percentage to net sales to be slightly higher than March 1997.

PEERLESS TUBE COMPANY - March 31, 1998 Quarterly Report 10Q

INTEREST EXPENSE AND OTHER EXPENSES, NET

Interest expense for the quarter ended March 31, 1998 was $65,000 as compared to
$83,000 for the quarter ended March 31 1997.   The decrease of approximately
$18,000 is attributed to the termination of capital leases on several pieces of equipment.

LIQUIDITY AND CAPITAL RESOURCES

The Company had negative working capital of $1,310,000 at March 31, 1998 which was approximately a $1,167,000 decrease in working capital from December 31, 1997. .

The debt-to-equity ratio at March 31, 1998 was 8.9:1 compared to 4.0:1 at December 31, 1997. The change in this financial ratio was adversely impacted by the Company's first quarter 1997 loss.

For the quarter ended March 31, 1998, cash used in operating activities was $335,000 compared to $81,000 provided by operating activities for the same period in 1997. The Company continues to work closely with its secured lenders. The Companys Revolving Credit Line for the Quarter ended March 31, 1997 was $819,000 as compared with $597,000 as of December 31, 1997, an increase of $222,000.

The Company's management has continually evaluated and reshaped its business to improve the operational results of the Company and respond to the changes in the economic and competitive market in which the Company operates. Except for periodic additions to meet peaks in sales demands, the Company has reduced its workforce, both salary and hourly. Also, management has introduced and implemented new programs to improve its production and inventory management.



PEERLESS TUBE COMPANY - March 31, 1998 Quarterly Report 10Q

PART II OTHER INFORMATION

ITEM 5:

There were no dividends declared in the quarter.

ITEM 6:

None


PEERLESS TUBE COMPANY - March 31, 1998 Quarterly Report 10Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 19345 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PEERLESS TUBE COMPANY


                                            Registrant

                                            By:



                                            Frederic Remington, Jr.
                                            Chairman

                                            By:



                                            Richard W. Potts
                                            President

                                            By:



                                            George J. Blumenschein

                                            Vice President of Finance


PEERLESS TUBE COMPANY March 31, 1998 Quarterly Report 10Q