Form 10-Q
period 1998-06-30
PEERLESS TUBE CO
filed 1998-08-21
CIK 76958

                        SECURITIES EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                      10-Q


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1998             Commission File No. 1-7215

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

Yes X    No
    _

As of the filing date, the aggregate market value of the voting stock held by non affiliates of the Registrant was approximately $690,000. The market value is based on $.28 as of July 16, 1998, which is the last recorded trade. During the quarter, actual trades of relatively small amounts of the Company's shares of stock have ranged in transaction price from $.28-$.3750.



Common Stock, Par Value                 $1.33-1/3
Outstanding at June 30, 1998.    2,462,973 shares


Documents incorporated by reference: None



PEERLESS TUBE COMPANY - June 30, 1998 Quarterly Report 10Q                   1

                               TABLE OF CONTENTS

ITEM                                                                                PAGE

PART I    FINANCIAL INFORMATION

          Balance Sheets as of June 30, 1998 - Unaudited  and December 31, 1997         3

          Statement of Operations for the Quarters Ended June 30,                     4-5
            1998 and 1997 - Unaudited

          Statement of Cash Flows for the Quarters ended June 30, 1998                  6
            and 1997 - Unaudited

          Notes to the Financial Statements                                           7-9

          Management's Discussion & Analysis of the Financial Conditions            10-11
            and Results of Operations

PART II   OTHER INFORMATION

          Item 5                                                                       12

          Item 6                                                                       12

          Signatures                                                                   13


PEERLESS TUBE COMPANY - June 30, 1998 Quarterly Report 10Q                   2



PEERLESS TUBE COMPANY                                                           JUNE 30,        DECEMBER 31,
BALANCE SHEET                                                                ---------------------------------
                                                                                  1998              1997
                                                                               (UNAUDITED)
                                                                                 (ROUNDED TO NEAREST THOUSAND)

ASSETS

Current Assets:
Cash                                                                             $   34,000    $  190,000
Accounts receivable, less allowances for doubtful
   of $240,000 and $210,000 respectively                                          1,349,000       983,000
Inventories                                                                       1,831,000     2,214,000
Prepaid expenses                                                                      7,000        12,000
Other current assets                                                                268,000        34,000
---------------------------------------------------------------------------------------------------------------

 Total Current Assets                                                            $3,489,000    $3,433,000

Property, Plant and Equipment, Net                                                2,559,000     2,986,000
Other assets                                                                         10,000        10,000
Deferred tax assets, net of valuation allowances of
   $4,143,000 and $4,800,000, respectively
---------------------------------------------------------------------------------------------------------------
     Total Assets                                                                $6,058,000    $6,429,000
===============================================================================================================


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                               $  2,312,000   $  1,990,000
Accrued Liabilities                                                               1,503,000        767,000
Revolving credit line                                                             1,055,000        597,000
Current portion of long-term debt                                                   124,000        232,000
---------------------------------------------------------------------------------------------------------------

   Total current liabilities                                                   $  4,994,000   $  3,586,000

Long Term Debt                                                                      830,000        891,000
Other Liabilities                                                                    23,000        663,000
---------------------------------------------------------------------------------------------------------------

   Total Liabilities                                                           $  5,847,000   $  5,140,000
---------------------------------------------------------------------------------------------------------------

Commitments and contingencies
,
Stockholders' equity:
 Common stock, $1.33-1/3 par value; authorized
 5,000,000 shares; issued and outstanding
 2,536,935 shares                                                                 3,382,000      3,382,000
 Additional paid-in capital                                                      14,439,000     14,439,000
 Accumulated deficit                                                            (17,266,000)   (16,188,000)
 Less 73,962 shares of stock in treasury, at cost                                  (344,000)      (344,000)
---------------------------------------------------------------------------------------------------------------

   Stockholders' equity                                                             211,000      1,289,000
---------------------------------------------------------------------------------------------------------------

  Total Liabilities and stockholders' equity                                   $  6,058,000   $  6,429,000
===============================================================================================================

             THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION
                        WITH THE FINANCIAL STATEMENTS.





PEERLESS TUBE COMPANY - June 30, 1998 Quarterly Report 10Q                   3


PEERLESS TUBE COMPANY
STATEMENT OF OPERATIONS,                                     JUNE 30,        JUNE 30,
FOR THE QUARTER ENDED                                          1998            1997
-----------------------------------------------------------------------------------------------------
                                                (ROUNDED TO NEAREST THOUSAND EXCEPT PER SHARE AMOUNTS)
                                                          (UNAUDITED)     (UNAUDITED)

NET SALES                                                  $  4,060,000    $   3,875,000

COST OF SALES                                                 3,791,000        4,283,000
-----------------------------------------------------------------------------------------------------

GROSS PROFIT  (LOSS)                                            269,000        ( 408,000)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                   554,000          525,000
-----------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                       $   (285,000)   $   (933,000)

 INTEREST EXPENSE                                               (76,000)         (79,000)

OTHER INCOME                                                          0            2,000
-----------------------------------------------------------------------------------------------------

NET LOSS                                                   $   (361,000)   $($1,010,000)
=====================================================================================================


ACCUMULATED DEFICIT:
BEGINNING OF PERIOD                                        $(16,905,000)   $(13,528,000)
-----------------------------------------------------------------------------------------------------

END OF PERIOD                                              $(17,266,000)   $ (14,538,000)
=====================================================================================================

BASIC LOSS PER SHARE                                             ($0.15)          ($0.41)
=====================================================================================================

WEIGHTED AVERAGE SHARE OUTSTANDING                            2,462,973        2,462,973
=====================================================================================================
                                                THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION
                                                WITH THE FINANCIAL STATEMENTS.




PEERLESS TUBE COMPANY - June 30, 1998 Quarterly Report 10Q                   4


PEERLESS TUBE COMPANY
STATEMENT OF OPERATIONS,                                     JUNE 30,        JUNE 30,
FOR THE SIX MONTHS ENDED                                       1998            1997
------------------------------------------------------------------------------------------------------
                                                (ROUNDED TO NEAREST THOUSAND EXCEPT PER SHARE AMOUNTS)
                                                         (UNAUDITED)      (UNAUDITED)

NET SALES                                                  $  7,614,000    $   8,551,000

COST OF SALES                                                 7,446,000        8,276,000
------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                    168,000          275,000

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                 1,107,000        1,209,000
------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                       $   (939,000)   $   (934,000)

 INTEREST EXPENSE                                              (141,000)        (162,000)

OTHER INCOME                                                      2.000            7,000
------------------------------------------------------------------------------------------------------

NET LOSS                                                   $ (1,078,000)   $($1,089,000)
======================================================================================================


ACCUMULATED DEFICIT:
BEGINNING OF PERIOD                                        $(16,188,000)   $(13,449,000)
------------------------------------------------------------------------------------------------------

END OF PERIOD                                              $(17,266,000)   $ (14,538,000)
======================================================================================================

BASIC LOSS PER SHARE                                             ($0.44)          ($0.44)
======================================================================================================

WEIGHTED AVERAGE SHARE OUTSTANDING                            2,462,973        2,462,973
======================================================================================================
                                                THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION
                                                WITH THE FINANCIAL STATEMENTS.




PEERLESS TUBE COMPANY - June 30, 1998 Quarterly Report 10Q                   5



PEERLESS TUBE COMPANY                             FOR THE SIX MONTHS ENDED JUNE 30,
STATEMENT OF CASH FLOWS                           ---------------------------------
                                                      1998                  1997

                                                  (UNAUDITED)           (UNAUDITED)
                                                     (ROUNDED TO NEAREST THOUSAND)
===================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET LOSS                                               ($1,078,000)   ($1,089,000)

 ADJUSTMENT TO RECONCILE NET LOSS TO NET
 CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES:

 DEPRECIATION AND AMORTIZATION                              427,000        352,000

 PROVISION FOR BAD DEBT                                      24,000         20,000

 (INCREASE) DECREASE IN OPERATING ASSETS:
 ACCOUNTS RECEIVABLE                                      ( 390,000)       714,000

 INVENTORIES                                                383,000        200,000

 PREPAID EXPENSES                                             5,000         32,000

 OTHER CURRENT ASSETS                                      (234,000)             0

INCREASE (DECREASE) - IN OPERATING LIABILITIES:

  ACCOUNTS PAYABLE                                          169,000      ( 309,000)

 ACCRUED LIABILITIES                                        249,000        128,000
------------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                      $    633,000   $  1,137,000
------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    $   (445,000)  $     48,000

CASH FLOWS FROM FINANCING ACTIVITIES:

NET (REPAYMENTS) BORROWING UNDER CREDIT LINE                355,000       (165,000)

PROCEED FROM LONG TERM DEBT                                                308,000

REDUCTION OF LONG TERM DEBT AND CURRENT MATURITIES          (66,000)      (164,000)
------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              $    289,000      ($ 21,000)
------------------------------------------------------------------------------------
Net Increase (Decrease) in cash                            (156,000)        27,000

Cash - beginning of the period                              190,000        227,000
------------------------------------------------------------------------------------
CASH -  END OF PERIOD                                  $     34,000   $    254,000
====================================================================================

                                 THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION
                                 WITH THE FINANCIAL STATEMENTS.





PEERLESS TUBE COMPANY - June 30, 1998 Quarterly Report 10Q                   6

PEERLESS TUBE COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 1: PREPARATION OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes there to included in the Company's Annual Report Form 10-K for the year ended December 31, 1997 and the Quarterly Report Form 10-Q for the Quarter ended March 31, 1998.

In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, result of operations, and cash flows for the Company. Certain information and foot notes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. There have been no significant changes in accounting policy since December 31, 1997. The results of operations may not be indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2: BUSINESS AND DEBT RESTRUCTURING

The Company's management continues to evaluate and reshape its business plans to improve operating results and respond to changes in its very competitive market.

Management continues to work towards improving the operating performance of the Company, including the stabilizing of its raw material costs. The Company along with its secured lender have entered into an agreement that will result in the Company maximizing its purchasing power with certain key vendors. Also, as the company moves forward it has restaffed key personnel in the operations area as the Company continues its quest to increase operational productivity.

The highly competitive markets have resulted in a decrease in volume in both the aluminum aerosol and aluminum tube product lines. The increase competition continues to come from the laminate and plastic packaging. However, the company continues to monitor its costs and improve its product mix. The has Company also introduced into the market a new specially shaped can with an elegant new Slim-Top.TM(Patent Pending)

In January 1998 a jury verdict was rendered against the Company in a lawsuit filed by a former employee alleging age discrimination and breach of contract. The amount of damages and attorney's fees awarded to the employee approximated $638,000. On June 5, 1998, a settlement agreement with the former employee was reached whereby the Company will pay, over a two-year period, a total of $700,000 including interest (which has been reflected as a liability in the consolidated financial statements) as follows:

    $60,000 payable upon execution of the agreement;
    $60,000 payable on or before June 1, 1999;
    $300,000 payable on or before December 1, 1999; and $280,000 payable on or before May 31, 2000.

Under the terms of the agreement, the former employee was granted a lien subordinated in priority to the Company's asset-based lender on substantially all of the Company's assets.



PEERLESS TUBE COMPANY - June 30, 1998 Quarterly Report 10Q                   7

The Company is currently in the process working towards being in compliance with the year 2000. The Company is using the services of a consulting company to complete this project. The schedule completion date is September 1999.

The Company's management does not believe this will have a material effect on the Company's financial position.



PEERLESS TUBE COMPANY - June 30, 1998 Quarterly Report 10Q                   8

NOTE 3: INVENTORIES
Inventories are comprised of the following:



         INVENTORIES                                                        June 30,                   December 31,
                                                                               1998                           1997
-------------------------------------------------------------------------------------------------------------------------------
Raw materials                                                                  $    693,000                  $1,156,000

Work-in-process                                                                      34,000                      52,000

Finished Goods                                                                    1,104,000                   1,006,000
-------------------------------------------------------------------------------------------------------------------------------
  Total                                                                        $  1,831,000                  $2,214,000
-------------------------------------------------------------------------------------------------------------------------------


NOTE 4 - ACCRUED LIABILITIES
Accrued liabilities are comprised of the following:

  ACCRUED LIABILITIES                                                   June 30,        December 31,
                                                                           1998                1997
-------------------------------------------------------------------------------------------------------------------------------
Payroll, payroll taxes, and payroll related costs                   $ 462,000           $    202,000
-------------------------------------------------------------------------------------------------------------------------------
Health benefits                                                        42,000                 60,000
-------------------------------------------------------------------------------------------------------------------------------
All other                                                             999,000                 505,000
-------------------------------------------------------------------------------------------------------------------------------
  Total                                                            $1.503,000              $   767,000
-------------------------------------------------------------------------------------------------------------------------------

NOTE 5 - LONG-TERM DEBT/REVOLVING CREDIT LINE
Long-term debt is comprised of the following:

                                  LONG-TERM DEBT

---------------------------------------------------------------------------------------------------------------------------
                                                               June 30,        December 31,
                                                                  1998                1997

Equipment term loan (the Company received additional         $ 916,000          $1,009,000
advances during 1997 amounting to $552,000) payable
in monthly installments of $15,625 plus interest through
January 1, 2000 with a balloon payment of $809,650 on
February 1, 2000.  The loan bears interest at the prime
rate (8.5% at June 30, 1998) plus 4%.

Various purchase money capital leases for manufacturing
and office equipment, final payment due in 2000, with
interest rates at an average 18%.                              38,000                114,000
                                                             --------------------------------
                                                               954,000              1,123,000
Less current portion                                          (124,000)              (232,000)
                                                             ---------------------------------

Long-term debt                                               $ 830,000             $  891,000
----------------------------------------------------------------------------------------------------------------------------

PEERLESS TUBE COMPANY - June 30, 1998 Quarterly Report 10Q                   9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
CONDITION & RESULTS OF OPERATIONS

SALES AND RESULTS OF OPERATIONS 1998 COMPARED TO 1997

SALES

Sales for the quarter ended June 30, 1998 and 1997 totaled $4,060,000 and $3,875,000 respectively. The sales for the six months ended June 30, 1998 and 1997 were $7,614,000 and $8,551,000 respectively, resulting in a decrease of $937,000 or 11 % A significant part of the decline is a results of the foreign intervention in the aerosol market, particularly the Asian markets.

The breakdown of the overall sales from all sources for the second quarter ended
 June 1998 and 1997 respectively was as follows:
                                                       2nd Quarter  2nd Quarter
Net Sales                                                     1998         1997  Change     %

Cans                                                     $3,794,000   $3,573,000  $221,000     6.2%
Metal Tubes                                              $  190,000     $207,000  ($17,000)   (8.2%)
Miscellaneous                                            $   76,000     $ 95.000  ($19,000)  (20.0%)
                                                         -------------------------------------------

Total                                                    $4,060,000  $3,875,000   $185,000     4.8%
                                                         ===========================================

In the second quarter ending June 30, 1998, two customers accounted for 54% (43% and 11%) of the Company's sales. The 1998 market outlook for aluminum tubes is expecterd to remain soft. Aerosol sales for the second quarter, June 30, 1998 as compared with quarter ended June 30, 1997 were trending upward as a result of the newly introduced Slim-Top can. With the continued development of new types of aluminum packaging the Company hopes to achieve continues success in the market place.

GROSS PROFIT TRENDS AND DISCUSSION

The gross profit (loss) on sales for the quarter ended June 30, 1998 was 269,000, or 7% on sales of $4,060,000. as compared with the quarter ended June 30, 1997 the gross profit (loss) was ($408,000) or (11%) on sales of $3,875,000.
For the six months ended June 30, 1998 the gross profit was $168,000 or 2% on sales of $7,614,000 as compared to $276,000 or 3% on sales of $8,551,000 for the six months ended June 30, 1997. The increase in gross profit for the quarter and six months ended June 30, 1998 as compared to the quarter and six months ended June 30, 1997 is a result of a favorable change in product mix.
The overall average sell price was up 4% when comparing the six months ended June 30, 1998 vs the six months ended June 30, 1997. Volume for the same time periods, six months ended June 30, 1998 was 32,807,000 as compared to 38,672,000 for the six months end June 30, 1997. The company, because of its high fixed cost, remaines sensitive to volume changes and as a result, the gains realized in pricing during the first six months were offset to some extent by the decrease in volume during the same time period..

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended June 30, 1998 were $554,000 or 14% of sales. For the six months ended June 30, 1998 Selling, general and administrative expenses totaled $1,107,000 or 15% of sales. For the

PEERLESS TUBE COMPANY - June 30, 1998 Quarterly Report 10Q                  10
quarter ended June 30, 1997 Selling, general and administrative expenses were $525,000 or 14% of sales and for the six months ended June 30, 1997 Selling, general and administrative expenses totaled $1,209,000 or 14% of sales. This reflects a decrease in Selling, general and administration expenses of $102,000 or 8% for the six months ended June 30, 1998 as compared with the six months ended June 30, 1997.

INTEREST EXPENSE AND OTHER EXPENSES, NET

Interest expense for the quarter ended June 30,  1998 was $76,000 as compared to
$79,000 for the quarter ended June 30, 1997.   The decrease of approximately
$3,000 is attributed to the termination of short term capital leases on several pieces of equipment.

LIQUIDITY AND CAPITAL RESOURCES

The Company had negative working capital of $1,505,000 at June 30, 1998 which was approximately a $1,352,000 decrease in working capital from December 31, 1997.

For the six months ended June 30, 1998 cash used in operating activities was ($445,000) as compared with $48,000 provided from operations for the same period in 1997

The Company's management has continually evaluated and reshaped its business to improve the operational results of the Company and respond to the changes in the economic and competitive market in which the Company operates. Except for periodic additions to meet peaks in sales demands, the Company has reduced its workforce, both salary and hourly. Also, management has introduced and implemented new programs to improve its production and inventory management.





PEERLESS TUBE COMPANY - June 30, 1998 Quarterly Report 10Q                  11

PART II OTHER INFORMATION

ITEM 5:

There were no dividends declared in the quarter.

ITEM 6:

None




PEERLESS TUBE COMPANY - June 30, 1998 Quarterly Report 10Q                  12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 19345 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PEERLESS TUBE COMPANY

                                     Registrant

                                     By:



                                     Frederic Remington,Jr.
                                     Chairman

                                     By:



                                     Richard W. Potts
                                     President

                                     By:



                                     George J. Blumenschein
                                     Vice President of Finance



PEERLESS TUBE COMPANY - June 30, 1998 Quarterly Report 10Q                  13