Form 10-Q
period 1998-09-30
PEERLESS TUBE CO
filed 1998-11-18
CIK 76958

                         SECURITIES EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                      10-Q


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998    Commission File No. 1-7215

                             PEERLESS TUBE COMPANY

New Jersey                                      22-1191280 (IRS Identification)

                              58-76 LOCUST AVENUE
                          BLOOMFIELD, NEW JERSEY 07003
                            TELEPHONE: 973-743-5100

Securities registered pursuant to section 12 (g) of the act:

Title of Class                             Exchange
----------------------------------  -----------------------

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

Yes X  No
    -

As of the filing date, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $320,000. The market value is based on $.1300 as of September 4, 1998, which is the last recorded trade. During the quarter, actual trades of relatively small amounts of the Company's shares of stock have ranged in transaction price from $.1300-$.2800.


Common Stock, Par Value                      $1.33-1/3
Outstanding at September 30, 1998.            2,462,973 shares

Documents incorporated by reference: None

                             PEERLESS TUBE COMPANY
                               TABLE OF CONTENTS

                                                                          PAGE
PART I       FINANCIAL INFORMATION

     ITEM I  FINANCIAL STATEMENTS

             Balance Sheets as of September 30, 1998 (Unaudited) and         3
             December 31, 1997

             Statement of Operations for the Quarters Ended September 30, 4-5 1998 and 1997 (Unaudited) and for the nine-month period ended September 30, 1998 and 1997 (Unaudited).

             Statement of Cash Flows - for the nine-month periods ended      6
             September 30, 1998 and 1997. (Unaudited)

             Notes to the Consolidated Financial Statements                7-9

     ITEM II MANAGEMENT'S DISCUSSIONS & ANALYSIS OF THE FINANCIAL        10-11
             CONDITIONS AND RESULTS OF OPERATIONS

PART II      OTHER INFORMATION

             Item 5                                                         11

             Item 6                                                         11

             Signatures                                                     12

PEERLESS TUBE COMPANY
BALANCE SHEET                                                    September 30, 1998   December 31, 1997
                                                                 -------------------  -----------------
                                                                     (Unaudited)
                                                                           (rounded to nearest thousand)
ASSETS

Current Assets:
Cash                                                                    $    22,000         $   190,000
Accounts receivable, less allowance for doubtful accounts of
 $185,000 and $210,000 for 1998 and 1997, respectively                    1,207,000             983,000

Inventories                                                               1,349,000           2,214,000
Prepaid expenses                                                             42,000              12,000
Other current assets                                                        100,000              34,000
-------------------------------------------------------------------------------------------------------

   Total Current Assets                                                 $ 2,720,000         $ 3,433,000

Property, Plant and Equipment, Net                                        2,345,000           2,986,000
Other assets                                                                 10,000              10,000
Deferred tax assets, net of valuation allowance of $4,956,000
-------------------------------------------------------------------------------------------------------

   Total Assets                                                         $ 5,075,000         $ 6,429,000
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable                                                        $ 2,338,000         $ 1,990,000
Accrued Liabilities                                                         600,000             767,000
Revolving credit line                                                       842,000             597,000
Current portion of long-term debt                                           235,000             232,000
-------------------------------------------------------------------------------------------------------

   Total Current Liabilities                                              4,015,000           3,586,000

Long Term Debt                                                              715,000             891,000
Other Liabilities                                                           603,000             663,000
-------------------------------------------------------------------------------------------------------

   Total Liabilities                                                      5,333,000           5,140,000
-------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' Equity (deficit):
 Common stock, $1.33-1/3 par value; authorized 5,000,000
  shares; issued and outstanding 2,536,935 shares                         3,382,000           3,382,000

 Additional paid-in capital                                              14,439,000          14,439,000
Accumulated deficit                                                      17,735,000          16,188,000
Less 73,962 shares of stock in treasury, at cost                           (344,000)           (344,000)
-------------------------------------------------------------------------------------------------------

Stockholders' equity (deficit)                                             (258,000)          1,289,000
-------------------------------------------------------------------------------------------------------

     Total Liabilities and stockholders' equity (deficit)               $ 5,075,000         $ 6,429,000
=======================================================================================================

THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS.


PEERLESS TUBE COMPANY

STATEMENT OF OPERATIONS FOR THE QUARTER ENDED         September 30, 1998               September 30, 1997
                                                 ---------------------------      ---------------------------
                                                           (Unaudited)                      (Unaudited)
                                                    (rounded to nearest thousand except per share amounts)


Net sales                                                       $ 4,074,000                  $ 3,974,000

Cost of sales                                                     4,005,000                    3,797,000
--------------------------------------------------------------------------------------------------------

Gross profit                                                         69,000                      177,000

Selling, general, and administrative expenses                       475,000                      391,000
--------------------------------------------------------------------------------------------------------

Loss from operations                                                406,000                      214,000

Interest expense                                                     62,000                       79,000

Other income (expense) - net                                         (1,000)                       7,000
--------------------------------------------------------------------------------------------------------

Net loss                                                            469,000                      286,000
========================================================================================================

Accumulated deficit:
Beginning of period                                              17,266,000                   14,539,000
--------------------------------------------------------------------------------------------------------

End of period                                                    17,735,000                   14,825,000
========================================================================================================

Net loss per share                                                    $0.19                        $0.12
========================================================================================================

Weighted average shares outstanding                               2,462,973                    2,462,973
========================================================================================================


THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS.


PEERLESS TUBE COMPANY

STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED            September 30, 1998              September 30, 1997
                                                        ---------------------------      ---------------------------
                                                                 (Unaudited)                  (Unaudited)
                                                     (rounded to nearest thousand except per share amounts)

Net sales                                                           $11,688,000                  $12,526,000

Cost of sales                                                        11,451,000                   12,073,000
------------------------------------------------------------------------------------------------------------

Gross profit                                                            237,000                      453,000

Selling, general, and administrative expenses                         1,582,000                    1,601,000
------------------------------------------------------------------------------------------------------------

Loss from operations                                                  1,345,000                    1,148,000

Interest expense                                                        203,000                      241,000

Other income - net                                                        1,000                       13,000
------------------------------------------------------------------------------------------------------------

Net loss                                                              1,547,000                    1,376,000
============================================================================================================

Accumulated deficit:
Beginning of period                                                  16,188,000                   13,449,000
------------------------------------------------------------------------------------------------------------

End of period                                                        17,735,000                   14,825,000
============================================================================================================

Net loss per share                                                        $0.63                        $0.56
============================================================================================================

Weighted average shares outstanding                                   2,462,973                    2,462,973
============================================================================================================

THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS.


PEERLESS TUBE COMPANY

STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED                        September 30, 1998    September 30, 1997
                                                                         -------------------   -------------------
                                                                              (Unaudited)          (Unaudited)
                                                                               (rounded to nearest thousand)
Cash flows from operating activities:

Net loss                                                                      $1,547,000           $1,376,000

Adjustment to reconcile net loss to net cash provided (used in) by operating activities:

Depreciation and amortization                                                    641,000              541,000

Provision for bad debts                                                          (25,000)             (74,000)

(Increase) decrease in operating assets:

Accounts receivable                                                             (199,000)             972,000

Inventories                                                                      865,000              644,000

Prepaid expenses                                                                 (30,000)              26,000

Other current assets                                                             (66,000)              10,000

Other assets                                                                                            1,000

Increase (decrease) - in operating liabilities:

     Accounts payable                                                            348,000             (527,000)

     Accrued liabilities                                                        (167,000)             (81,000)

     Other liabilities                                                           (60,000)
-------------------------------------------------------------------------------------------------------------

Total Adjustments                                                              1,307,000            1,512,000
-------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                             (240,000)             136,000

Cash flows from financing activities:

Net borrowing (repayments) under credit line                                     245,000             (499,000)

Proceeds from (reduction of) long term debt and current maturities              (173,000)             328,000
-------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                               72,000             (171,000)
-------------------------------------------------------------------------------------------------------------

Net decrease in cash                                                             168,000               35,000


Cash - beginning of the period                                                   190,000              227,000
-------------------------------------------------------------------------------------------------------------

Cash -  end of period                                                         $   22,000           $  192,000
=============================================================================================================
THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS.

PEERLESS TUBE COMPANY
NOTES TO FINANCIAL STATEMENTS

NOTE 1: PREPARATION OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report Form 10-K for the year ended December 31, 1997 and the Quarterly Report Form 10-Q for the Quarters ended June 30, 1998 and March 31, 1998.

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

Management continues to work towards improving the operating performance of the Company, including the stabilizing of its raw material costs. The Company along with its secured lender have entered into an agreement that will result in the Company maximizing its purchasing power with certain key vendors. Also, as the company moves forward it has re-staffed key personnel in the operations area as the Company continues its quest to increase operational productivity.

The highly competitive markets have resulted in a decrease in volume in both the aluminum aerosol and aluminum tube product lines. The increased competition continues to come from laminate and plastic packaging. However, the Company continues to monitor its costs and improve its product mix. The Company has also introduced into the market a new specially shaped can with an elegant new Slim-Top (Patent Pending).

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

     $60,000 payable upon execution of the agreement;
     $60,000 payable on or before June 1, 1999
     $300,000 payable on or before December 1, 1999; and $280,000 payable on or before May 31, 2000.

Under the terms of the agreement, the former employee was granted a lien subordinated in priority to the Company's asset-based lender on substantially all of the Company's assets.

The Company is currently working towards being in compliance with the year 2000. The Company is using the services of a consulting company to complete this project. The scheduled completion date is September 1999. The Company's management does not believe this will have a material effect on the Company's financial position.


NOTE 3: INVENTORIES
Inventories are comprised of the following:

------------------------------------------------------------------------------------------
INVENTORIES                                          SEPTEMBER 30, 1998  DECEMBER 31, 1997
------------------------------------------------------------------------------------------
Raw materials                                               $  709,000         $1,156,000
Work-in-process                                                 52,000             52,000
Finished Goods                                                 588,000          1,006,000
  Total                                                     $1,349,000         $2,214,000
------------------------------------------------------------------------------------------

NOTE 4: ACCRUED LIABILITIES
Accrued liabilities is comprised of the following:

------------------------------------------------------------------------------------------
ACCRUED LIABILITIES                                  SEPTEMBER 30, 1998  DECEMBER 31, 1997
------------------------------------------------------------------------------------------

Payroll, payroll taxes, and payroll related costs            $ 214,000           $202,000
Health benefits                                                  60,000            60,000
All Other                                                       326,000           505,000
------------------------------------------------------------------------------------------
     Total                                                     $600,000          $767,000
------------------------------------------------------------------------------------------

NOTE 5 - LONG-TERM DEBT/REVOLVING CREDIT LINE
Long-term debt is comprised of the following:

--------------------------------------------------------------------------------------------
LONG-TERM DEBT                                       SEPTEMBER 30, 1998   DECEMBER 31, 1997
--------------------------------------------------------------------------------------------

Equipment loan secured by substantially all the
 Company's machinery and equipment payable to a
 lender, renegotiated during March and July 1997,
 termination date January 31, 2000.  The loan bears
 interest at the prime +3.5%                                  $ 869,000        $1,009,000

Various purchase money capital leases for
 manufacturing and office equipment, final payments
 due in 2000, with interest rates at an average 18%              81,000           114,000
                                                     ----------------------------------------
                                                                950,000         1,123,000
Less current portion                                           (235,000)         (232,000)
---------------------------------------------------------------------------------------------
   Long-term debt                                             $ 715,000        $  891,000
---------------------------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
CONDITION & RESULTS OF OPERATIONS

SALES AND RESULTS OF OPERATIONS 1998 COMPARED TO 1997

SALES
Sales for the quarter ended September 30, 1998 and 1997 totaled $4,074,000 and $3,974,000 respectively.
The sales for the nine months ended September 30, 1998 and 1997 were $11,688,000 and $12,526,000 respectively, resulting in a decrease of $838,000 or 6.7%.

The breakdown of overall sales from all sources for the third quarter ended September 1998 and 1997 respectively was as follows:

NET SALES           3/RD/          3/RD/           $          %
                    QUARTER        QUARTER       CHANGE    CHANGE
                     1998           1997

Cans                $3,713,000     $3,679,000  $  34,000      0.9%
Metal Tubes            199,000        233,000   ($34,000)   -14.6%
Miscellaneous          162,000         62,000  $ 100,000    161.3%
               -----------------------------------------
Total               $4,074,000     $3,974,000  $ 100,000      2.5%

In the third quarter ending September 30, 1998, one customer accounted for 59% of the Company's sales. Year-end margins for 1998 will be affected by the product sales mix for the last quarter of 1998.

GROSS PROFIT TRENDS AND DISCUSSION

The total increase (decrease) in sales for the quarter and nine months ended September 30, 1998 as compared with the quarter and nine months September 30, 1997 is $100,000 and $(838,000) respectively. The decrease in sales for the nine months ended September 1998 vs. September 1997 is related to a drop off in our customers' sales to markets in Asia. The gross profit on sales for the quarter ended September 30, 1998 was $69,000 or 1.7% on sales of $4,074,000; for the quarter ended September 30, 1997, the gross profit was $177,000 or 4.5% on sales of $3,974,000. For the nine months ended September 30, 1998 the gross profit was $237,000 or 2.9% on sales of $11,588,000 compared to $453,000 or 3.6% on sales of $12,526,000 for the nine months ended September 30, 1997. The decrease in gross profit for the quarter and nine months ended September 30, 1998 as compared to the quarter and nine months ended September 30, 1997 is mainly a result of higher raw material costs.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended September 30, 1998 were $475,000 or 11.7% of sales. For the nine months ended September 30, 1998, selling, general and administrative expenses totaled $1,582,000 or 13.5% of sales on sales of $4,074,000 and $11,588,000 respectively. For the quarter ended September 30, 1997, selling, general and administrative expenses were $391,000 or 9.8% and for the nine months ended September 30, 1997 $1,601,000 or 12.8% on sales of $3,974,000 and $12,526,000 respectively.

INTEREST EXPENSE AND OTHER EXPENSES, NET

Interest expense for the quarter ended September 30, 1998 was $62,000 as compared to $79,000 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has negative working capital of $1,295,000 at September 30, 1998 which is a $1,142,000 decrease in working capital from December 31, 1997.

For the nine months ended September 30, 1998 cash used in operating activities was $240,000 as compared with $136,000 provided from operations for the same period in 1997.

As of September 30, 1998 the Company had cash and cash equivalents of approximately $22,000. Net cash used in operations as of September 30, 1998 was
$240,000.   Through September 30, 1998 cash provided by financing activities was
$72,000. At September 30, 1998 the net decrease in cash from December 31, 1997 was $168,000.



PART II - OTHER INFORMATION

ITEM 5:

There were no dividends declared in the quarter.


ITEM 6:

On May 15, 1998 the Company filed the Quarterly Report Form 10-Q for the quarter ended March 31, 1998.
On August 14, 1998 the Company filed the Quarterly Report Form 10-Q for the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PEERLESS TUBE COMPANY

                                 Registrant

                                 By:/s/ Frederic Remington, Jr.
                                    --------------------------
                                    Frederic Remington, Jr.
                                    Chairman


                                 By: /s/ Richard W. Potts
                                    --------------------------
                                    Richard W. Potts
                                    President