Form 10-K
period 1998-12-31
PEERLESS TUBE CO
filed 1999-04-23
CIK 76958

                        SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                     10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998                   Commission File No. 1-7215

                                  PEERLESS TUBE COMPANY

New Jersey (State of Jurisdiction)                                 22-1191280 (FEI#)

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

Yes X  No
    -

On March 4, 1999, the aggregate market value of the voting stock held by non affiliates of the Registrant was approximately $923,615. The market value is based on the bid price of $ .3750 as of March 4, 1999. Over the last 52 weeks, actual trades of relatively small amounts of the Company's shares of stock have ranged in transaction price from $ .0900 - $ .5200.

The Hill, Thompson, Magi & Company are 18% stockholders in the Peerless Tube Company.


Common Stock, Par Value                                   $1.33-1/3
Outstanding at March 4, 1999.                      2,462,973 shares

Documents incorporated by reference:

Part I and II: Annual Report to Shareholders for the Year Ended December 31,
1998.

-----------------------------------------------------------------------------------------------------------
                                            TABLE OF CONTENTS
-----------------------------------------------------------------------------------------------------------

              Item                                                                                 Page
Part I.        1      Business                                                                      3
               2      Properties                                                                    6
               3      Legal Proceedings                                                             6
               4      Submission of Matters to a Vote of Security Holders                           7

Part II.       5      Market for the Registrant's Common Stock and Related Stockholder Matters.     9
               6      Selected Financial Data                                                      10
               7      Management's Discussion and Analysis of Financial Condition and Results      11
                      of Operations
               8      Financial Statements and Supplementary Data                                  15
               9      Changes in and Disagreements with Accountants on Accounting and              15
                      Financial Disclosure

Part III.     10      Directors and Executive Officers of the Registrant                           16*
              11      Executive Compensation                                                       16*
              12      Security Ownership of Certain Beneficial Owners and Management               16*
              13      Certain Relationships and Related Transactions                               16*

Part IV.      14      Exhibits, Financial Statement Schedules and Reports on Form 8-K              17

                      Signatures
-----------------------------------------------------------------------------------------------------------

*These items are omitted since the Registrant has simultaneously filed with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors. Certain information relating to the Executive Officers of the Registrant appears on page 8 and 16 of this report.

--------------------------------------------------------------------------------
                                    PART I.
--------------------------------------------------------------------------------

ITEM 1: BUSINESS

The Company's primary product shipped in the United States is aluminum aerosol pressurized cans. The market size is an estimated 3.0 billion units. Major product groups include personal products, household products, automotive and industrials, paints and finishes, insect sprays, and food products. Aluminum containers historically comprise 10% of the aerosol market with personal products and hair sprays comprising the largest segments

The "tube" industry is comprised of plastic, laminate, and metal products. The major markets are pharmaceutical, dentifrice, cosmetic, and personal care. The estimated annual tube volume is 2.95 billion units. The metal tube market, which represents the Company's segment of the market, has become a small part of the Company's overall sales mix.

The Company does not fill any containers that it manufacturers. The other product lines mentioned previously are of relatively minor importance, are in a highly competitive market, and are sold to a small number of specialty customers.

The industry in which the Company competes is extremely price competitive. The Company continues to offer a high quality product, meet customer product demands, and at the same time remain price competitive.

     --------------------------------------------------------------------------------------------
                                        SALES 1996-1998
     --------------------------------------------------------------------------------------------
     Description                          1998                    1997                    1996
     Seamless aerosol cans             $14,300,000              $15,152,000           $17,921,000
     Collapsible metal tubes               782,000                  844,000             5,175,000
     Miscellaneous                         475,000                  292,000               520,000
                                 -----------------      -------------------      ----------------

     Total                             $15,557,000              $16,288,000           $23,616,000
                                 =================      ===================      ================
     --------------------------------------------------------------------------------------------

The Company supplies approximately 100 customers including 15-20 major accounts. In 1998, two customers accounted for 60% (48% and 12%) of the Company's sales. In 1997, two customers accounted for 61% (34% and 27%) of the Company's sales. The change in sales mix in 1997 reflects the decision by the Company not to actively compete in the collapsible metal tube market. In 1996, sales to three customers accounted for 55% (22%, 21% and 12%) of the Company's consolidated sales.

Excess capacity in the industry has had an adverse effect on the Company. However, steps are currently being taken to implement operational changes and reduce costs in order to offset the loss in volume.

The current sales backlog of production orders and inventory on hand is approximately $2.6 million which is less than last year. This position can change rapidly as customers "release" new orders or adjust desired quantities. The Company's production is against firm orders and subject to firm and final pricing.

THE MANUFACTURING PROCESS

While production lines for aluminum aerosols and tubes can be dissimilar, automatic production machinery and equipment perform each of the following steps in a continuous process:

Extruding the can or tube:

1.   Trimming the can or tube to its proper length.
2.   Heating and cleaning the can or tube shell.
3.   Coating or lining the interior and/or exterior of the shell.
4.   Decorating and over lacquering the container.
5.   Necking or forming the orifice or shoulders of the can or tube.
6.   Packaging the product.

Solid aluminum slugs are first fed through a hopper into an impact extrusion press 250-400 tons pressure at impact point. Then the containers, now recognizable as such, are fed by conveyors, during which time a micrometer and other tests are made periodically to check wall and bottom thickness, into a trimmer that shears the side wall to correct length. After the container shells have been trimmed, the containers are conveyed through one or more ovens and washing tanks. Then they are fed back onto a production line where they are spun on spindles or other transfer devices, and sprayed with coats of the desired internal resin liner. To "set" these resins for maximum resistance to certain product corrosivity, the containers are preheated and baked in an oven at very high temperatures (over 500" F). A vinyl or epoxy-type base coat of the desired color is then sprayed on the outside of the container. After going through another drying oven, the containers are positioned for lithography (of up to six colors) on an offset press and then dried. If specifications call for a high degree of protection of the container finish against possible marring by product spray or drip, the containers are then given a coating with an external clear lacquer, usually of the epoxy type. After final drying, a "rolling" machine turns the neck inward or outward, so that the lip touches the inside of the neck to form a continuous interior circumferential bead leaving the mouth circular. In addition to product compatibility discussed below, this necking process, plus the seamless construction and the exceptionally high bursting strength, gives the aerosol its chief selling appeal from a technical standpoint; while the seamless construction combined with the printing capability provides the aesthetic appeal and marketability. The finished products, at a rate of up to 150 per minute, are packed for shipment to the customer.

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

The Company is and has been engaged in handling, manufacture, use or disposal of several substances, which are classified as hazardous or toxic by one or more regulatory agencies. The Company believes that its handling, manufacture, use and disposal of such substances have generally been in accord with environmental law and regulations. It is possible, however, that future knowledge or other developments, such as improved capability to detect such substances in the environment, increasingly strict environmental laws and standards and enforcement policies thereunder, could bring into question the Company's handling, manufacture, use, or disposal of such substances.

EMPLOYEES

The Company presently employs approximately 130-150 persons at its facility located in Bloomfield, New Jersey. The Company is a non-union organization and management's relationship with its employees is considered excellent.


ITEM 2: PROPERTIES

The Company's facility is located in Bloomfield, New Jersey.

The land , building, and equipment are pledged as collateral under various loan agreements with the Company's secured working capital lender, which has a security interest in substantially all the Company's assets.

The executive, administrative, marketing and engineering offices along with the manufacturing and warehouse facilities are contained in three (3) buildings, a total of 261,000 square feet. There is adequate space to expand the operations if required.

ITEM 3: LEGAL PROCEEDINGS

In January 1998, a jury verdict was rendered against the Company in a lawsuit filed by a former employee alleging age discrimination and breach of contract. The amount of damages and attorney's fees awarded to the employee approximated $638,000. On June 5, 1998, a settlement agreement with the former employee was reached whereby the Company will pay, over a two year period, a total of $700,000 including interest, of which $60,000 was paid upon execution of the agreement. The remaining balance has been reflected as a liability in the accompanying consolidated financial statements to be paid as follows:

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Shareholders at the annual meeting, expected to be held in September, will be asked to elect the Board of Directors and ratify the Company's independent auditors.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

-------------------------------------------------------------------------------------------------------
Name, position                               Officer       Age           Business Background
                                              since
-------------------------------------------------------------------------------------------------------
Frederic Remington, Chairman of the          1965          69         Elected to the Board of
Board, Chief Executive Officer                                        Directors in 1965.  Joined the
                                                                      Company in 1950 after attending
                                                                      Temple University and New
                                                                      Jersey Institute of Technology,
                                                                      formerly Newark College of
                                                                      Engineering.  Vice President,
                                                                      Operations in 1968, Vice
                                                                      President, Engineering in 1977,
                                                                      Senior Vice President,
                                                                      Engineering in 1986 and
                                                                      Chairman of the Board and Chief
                                                                      Executive Officer in 1989.
-------------------------------------------------------------------------------------------------------
Richard W. Potts, President and Director     1970          62         Elected to the Board of
                                                                      Directors in 1970.  Bachelor of
                                                                      Science degree from Rensselaer
                                                                      Polytechnic Institute and a
                                                                      Master?s Degree from Newark
                                                                      College of Engineering (NJIT).
                                                                      Joined the Company in 1963.
                                                                      Vice President, Manufacturing
                                                                      since 1968.  Senior Vice
                                                                      President, Production in 1986.
                                                                      President and Chief Operating
                                                                      Officer in 1989.  Member of the
                                                                      Executive Committee of the
                                                                      Board.
-------------------------------------------------------------------------------------------------------
Ann Gaccione, Corporate Secretary            1992          61         Joined the Company in 1978.
                                                                      Secretary, 1978-1988; assistant
                                                                      corporate secretary, 1989-1991;
                                                                      and executive secretary and
                                                                      administrative assistant to the
                                                                      Chairman of the Board, 1989 to
                                                                      present.
-------------------------------------------------------------------------------------------------------

Notes:
Not listed is George J. Blumenschien, Vice President, Finance, who resigned effective July 31, 1998

--------------------------------------------------------------------------------
                                    PART II
--------------------------------------------------------------------------------

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Peerless Tube Company Corporation Common Stock is traded over-the-counter. The Company is traded under the symbol PLSU. There has been a relatively small number of trades during 1997.

The range of the high and low common stock sale's prices as reported by the NASD bulletin board over the counter for each of the quarters for the years ended December 31, 1998, 1997, and 1996 are listed as follows:

            QUARTER      1998        1997        1996
        ------------------------------------------------
              1        $0.3125     $0.6250      $0.4400
                       $0.2600     $0.4375      $0.3750
              2        $0.4375     $0.3750      $0.4400
                       $0.2800     $0.3125      $0.4400
              3        $0.2800     $0.5000      $0.6250
                       $0.1250     $0.3125      $0.5000
              4        $0.2500     $0.3750      $0.6600
                       $0.0625     $0.3000      $0.3750
        ------------------------------------------------

There were no stock or cash dividends declared or paid since 1989. Under the Company's loan agreement, the Company is restricted from the payment of dividends.

The approximate number of record holders of the Company's Common Stock, at December 31, 1998, was 1,100.

ITEM 6: SELECTED FINANCIAL DATA


Peerless Tube Company Selected
Financial Data Five Years Ended
December 31,

                                            1998            1997              1996             1995             1994
                                            ----            ----              ----             ----             ----
                          Net sales    $ 15,557,000     $ 16,288,000      $23,616,000     $ 29,793,000      $33,085,000
                  Net income (loss)     ($1,840,000)     ($2,739,000)     $   766,000      ($1,775,000)       ($604,000)
  Weighted average number of shares       2,462,973        2,462,973        2,462,973        2,462,973        2,462,973
                        outstanding
        Net income (loss) per share          ($0.75)          ($1.11)     $      0.31           ($0.72)          ($0.25)
            Cash dividends declared    $          0     $          0      $         0     $          0      $         0
          Working capital (deficit)     ($1,735,000)       ($153,000)       ($225,000)    $     31,000      $   888,000
                      Current ratio             0.6              1.0              1.0              1.0              1.1
 Property, plant and equipment - at    $ 19,700,000     $ 19,700,000      $19,638,000     $ 24,490,000      $28,343,000
                               cost
           Accumulated depreciation    $ 17,562,000     $ 16,714,000      $15,514,000     $ 16,407,000      $18,879,000
Property, plant and equipment - net    $  2,138,000     $  2,986,000      $ 4,124,000     $  8,083,000      $ 9,464,000
                       Total assets    $  4,656,000     $  6,429,000      $10,030,000     $ 15,443,000      $17,500,000
                     Long-term debt    $    651,000     $    891,000      $   484,000     $  4,009,000      $ 4,287,000
                  Total liabilities    $  5,207,000     $  5,140,000      $ 6,002,000     $ 12,181,000      $12,927,000
      Stockholders equity (deficit)       ($551,000)    $  1,289,000      $ 4,028,000     $  3,262,000      $ 4,573,000
               Debt to equity ratio             N/A              4.1              1.5              3.7              2.8

* For the year ended December 31, 1996, the net income included a recognized gain of $1,555,000, net of Puerto Rico capital gains tax, in connection with the termination of the sale leaseback of the Puerto Rico facility.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
MANAGEMENT DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

BUSINESS AND FINANCIAL RESTRUCTURE

During 1998, while the sales of the Company decreased $731,000, approximately 4%, the Company reduced it's net loss by $899,000, largely through a reduction in selling, general and administrative expenses. The Company will continue to monitor these expenses and will strive further to reduce expenses which are included as part of the cost of sales group.

On January 8, 1999, the Company announced that it has reached a long term supply agreement with the Joseph Company, to supply aluminum containers to be used in the manufacturing of a self-chilling beverage can known as the "Chill Can".


--------------------------------------------------------------------------------
SALES AND RESULTS OF OPERATIONS 1998 COMPARED TO 1997
--------------------------------------------------------------------------------

SALES

Net sales for the year ended December 31, 1998 decreased $731,000 or 4% on sales of $15,557,000 when compared to 1997 net sales of $16,288,000. Aerosol volume for 1998 was $14,300,000 as compared with sales for 1997 of $15,152,000 or a decrease of 6%. Aluminum tube sales for 1998 were $782,000 as compared with 1997 tube sales of $844,000 or a decrease of 7%. Miscellaneous sales for 1998 totaled $475,000 as compared to $292,000 in 1997. The decrease in sales was a result of a slight decrease in sales to a major customer.

In 1998, the Company's sales to two customers accounted for 60% (48% and 12%) of the Company's total sales. In 1997, two customers accounted for 61% (34% and 27%) of the Company's sales.

GROSS MARGIN TRENDS AND DISCUSSION

The gross profit for the years ended December 31, 1998 and December 31, 1997 was $303,000 or 2.0% of sales and $228,000 or 1.0% of sales respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended December 31, 1998 were $1,874,000 or 12% of sales as compared to $2,778,000 or 17% for the year ended December 1997.

INTEREST EXPENSE, AND OTHER INCOME, NET

Interest expense for the year ended December 31, 1998 was $270,000 as compared to $278,000 in 1997.

Other income for the year ended December 31, 1998 was $1,000 as compared to $89,000 for the year ended December 31, 1997. Most of the other income in 1997 related to the surrender of life insurance policies.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a negative working capital of $1,735,000 at December 31, 1998. This was a $1,582,000 decrease from the negative working capital of $153,000 at December 31, 1997.

Cash at December 31, 1998 was $15,000 or a decrease of $175,000 when compared to the same date in 1997. In order to meet cash requirements during 1998, the Company was required to increase its line of credit in order to minimize the drain in working capital and help in the net repayment of debt. The increase to the line of credit was $271,000.

The Company has a working capital loan secured by the Company's accounts receivables and inventories.

Management must monitor its cash resources very closely. Operational improvements, aggressive marketing, and favorable aluminum pricing will be required in order to improve cash availability.


--------------------------------------------------------------------------------
SALES AND RESULTS OF OPERATIONS 1997 COMPARED TO 1996
--------------------------------------------------------------------------------

SALES

Net sales for the year ended December 31, 1997 decreased $7,328,000 or 31% on sales of $16,288,000 when compared to 1996 net sales of $23,616,000. Aerosol volume for 1997 was $15,152,000 as compared with sales for 1996 of $17,921,000 or a decrease of 15%. Aluminum tube sales for 1997 was $844,000 as compared with 1996 Tube sales of $5,175,000 or a decrease of 84%. Miscellaneous sales for 1997 totaled $292,000 as compared to $520,000. The decrease in 1997 vs. 1996 in the aerosol and tube lines was a result of excess capacity in the aerosol markets and the closing of the Puerto Rico facility.

In 1997, the Company's sales to two customers accounted for 61% (34% and 27%) of the Company's total sales. In 1996 three customers accounted for 55% (22%. 21% and 12%) of the Company's sales.

The Company's sales of aluminum aerosols are approximately 93% of the 1997 sales as compared to 76% in 1996. The mix change is a result of the closing of the Puerto Rico facility in 1996. The Puerto Rico facility produced solely aluminum tube product.

GROSS MARGIN TRENDS AND DISCUSSION

The gross profit for the year ended December 31, 1997 and December 31, 1996 was $228,000 or 1.0% of sales and $2,115,000 or 9.0% of sales respectively. The decrease in gross margin is primarily due to current excess capacity which the Company has available. A large part of the Company's costs are "fixed" rather than variable and the decreased demand for product in 1997 had a sufficient impact on the Company's ability to absorb the high amount of fixed costs. While the Company has been successful in reducing costs, it must increase its machine hour leverage and "value added" hours, in order to be profitable. The Company must increase its sales level in order to accomplish the above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended December 31, 1997 were $2,778,000 or 17% of sales as compared to $2,528,000 or 11% for the year ended December 1996. The increase in SG&A is due to non-recurring legal expenses.

INTEREST EXPENSE, AND OTHER INCOME, NET

Interest expense for the year ended December 31, 1997 was $278,000 as compared to $607,000 in 1996. The decrease of $329,000 was a result of the termination of the sales/leaseback agreement with the Block Drug Company.

Other income for the year ended December 31, 1997 was $89,000 as compared to $1,786,000 for the year ended December 31, 1996. The decrease is largely attributed to the Sale/Leaseback of Puerto Rico being terminated in November 1996. (See note 10, of notes to the Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

The Company had a negative working capital of ($153,000) at December 31, 1997. This was approximately a $72,000 increase from the negative working capital of ($225,000) at December 31, 1996.

Net cash at December 31, 1997 was $190,000 or a decrease of $37,000 when compared to the same period in 1996. In order to meet cash requirements during 1997, the Company was required to increase its equipment loan in order to minimize the drain in working capital and help in the net repayment of debt. The increase to the equipment loan was $552,000.

The debt-equity-ratio at December 31, 1997 was 4:1 as compared to 1.5:1 at December 31, 1996.

The Company has a working capital loan secured by the Company's accounts receivables and inventories.

Management must monitor its cash resources very closely. Operational improvements, aggressive marketing, and favorable aluminum pricing will be required in order to improve cash availability and management.


--------------------------------------------------------------------------------
SALES AND RESULTS OF OPERATIONS 1996 COMPARED TO 1995
--------------------------------------------------------------------------------

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

In 1996, the Company's sales to 3 customers accounted for 55% (22%, 21%, and 12%) of the Company's total sales. In 1995, four customers accounted for 68% (24%, 16%, 15% and 13%) of the Company's sales. (See note 14, of notes to the Financial Statements).

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

GROSS MARGIN TRENDS AND DISCUSSION

The gross profit for the year ended December 31, 1996 and December 31, 1995 was $2,115,000 or 9% of sales and $1,462,000 or 5% of sales respectively. The increase in gross margin is primarily do to the decrease in aluminum prices during 1996. In general, a large part of the Company's costs are "fixed" rather than variable. While the Company has been successful in reducing costs, with the forecasted reduction in sales in 1997, it must continue to successfully leverage its machine hours in order to be profitable. However, an increase level of sales is also required.

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

Net cash at December 31, 1996 was $227,000 or a decrease of $433,000 when compared to the same time period in 1995. The decrease in cash in 1996 was primarily related to Company losses. However , the Company was provided with cash of $70,000 from the sale of certain obsolete production equipment and additional proceeds of $329,000 was realized form the termination of the sale/leaseback.

The debt -equity- ratio at December 31, 1996 was 1.5:1 compared to 3.7:1 at December 31, 1995. The change in this financial ratio was adversely impacted by the Company's operating loss in 1996.

The Company has a working capital loan of up $4,000,000 secured by the Company's account receivable and inventories. As of December 31, 1996 the Company had cash and cash equivalents of approximately $227,000 and an availability under the line of credit of approximately another $600,000.

Management must continue to monitor its cash resources very closely. Operational improvements, favorable aluminum pricing in the market, and an aggressive marketing approach will be required in 1997 in-order to improve cash management.



ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements, together with the reports therein of Goldstein Golub Kessler LLP dated March 4, 1999 appear on pages 1-14, auditor's section, of the Company's 1998 annual report to shareholders.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on any auditing, accounting or financial disclosure in 1998.

--------------------------------------------------------------------------------
                                   PART III.
--------------------------------------------------------------------------------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information, relating to the directors of the Registrant, as well as information relating to compliance with section 16(a) of the Securities Exchange Act of 1934 is contained in a definitive Proxy statement primarily involving election of directors and appointment of independent accountants. The Registrant is simultaneously filing this document with the Securities and Exchange Commission pursuant to Regulation 14a, and such information is incorporated by reference. Certain other information relating to the Executive Officers of the Registrant appears at pages 8 and 13 of this Form 10-K Annual Report.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

--------------------------------------------------------------------------------
                                   PART 1V.
--------------------------------------------------------------------------------

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

------------------------------------------------------------------------------------------------------
                                                                      Form 10-K       Annual Report
                                                                       Annual        to Shareholders
               Description                                           Report Page          Page
          (1)  Consolidated Financial Statements*:
a.)            Report of Independent Auditors                                                       1

               Consolidated Balance Sheets as of December 31, 1998                                  2
                    and 1997

               Consolidated Statements of Operations and Accumulated                                3
                    Deficit For the Years Ended December 31, 1998,
                    1997, and 1996

               Consolidated Statements of Cash Flows for the Years                                  4
               Ended
                    December 31, 1998, 1997 and 1996.
               Notes to the Consolidated Financial Statements

          (2)  Consolidated Financial Statement Schedules:                                       5-14

                    None Required

b.) No reports on Form 8-K were filed during the last quarter covered by this report.

c.)                 All other documents have been filed and are
                    incorporated by reference.
------------------------------------------------------------------------------------------------------

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

                                   PEERLESS TUBE COMPANY
                                   Registrant

                                   By:


                                   ____________________________
                                   Frederic Remington, Jr.
                                   Chairman of the Board and Chief Executive
                                   Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities and on the dates indicated below.

_________________________________________________           ____________________________________________
 Frederic Remington, Jr.                                     Richard W. Potts
 Chairman of the Board and Chief Executive Officer           President and Director


_________________________________________________           ____________________________________________
 S. Jervis Brinton, Jr.                                      Frank Leo
 Director                                                    Director


_________________________________________________           ____________________________________________
 Frank McDermott                                             Leonard Felzenberg
 Director                                                    Director


_________________________________________________
 John Remington
 Director

PEERLESS TUBE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998

                                                           PEERLESS TUBE COMPANY

                                                                        CONTENTS
                                                               DECEMBER 31, 1998
================================================================================



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

           [LETTERHEAD OF GOLDSTEIN GOLUB KESSLER LLP APPEARS HERE]


INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Peerless Tube Company


We have audited the accompanying consolidated balance sheets of Peerless Tube Company as of December 31, 1998 and 1997, and the related consolidated statements of operations and accumulated deficit, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peerless Tube Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the notes to consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows and has a stockholders' deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Goldstein Golub Kessler LLP
-----------------------------------
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 4, 1999

                                                           PEERLESS TUBE COMPANY

                                                      CONSOLIDATED BALANCE SHEET

=============================================================================================

DECEMBER 31,                                                             1998           1997
---------------------------------------------------------------------------------------------
                                                                (rounded to nearest thousand)
ASSETS

Current Assets:
  Cash                                                           $     15,000   $    190,000
  Accounts receivable, less allowance for doubtful
   accounts of $100,000 and $210,000, respectively                  1,184,000        983,000
  Inventories                                                       1,233,000      2,214,000
  Prepaid expenses and other current assets                            86,000         46,000
---------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                          2,518,000      3,433,000

Property, Plant and Equipment, net                                  2,138,000      2,986,000

Other Assets                                                                          10,000

Deferred Tax Assets, net of valuation allowance of $5,862,000 and $4,956,000, respectively
---------------------------------------------------------------------------------------------
      TOTAL ASSETS                                               $  4,656,000   $  6,429,000
=============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable                                               $  2,004,000   $  1,990,000
  Accrued liabilities                                               1,145,000        767,000
  Revolving credit line                                               868,000        597,000
  Current portion of long-term debt                                   236,000        232,000
---------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                     4,253,000      3,586,000

Long-term Debt                                                        651,000        891,000

Other Liabilities                                                     303,000        663,000
---------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                             5,207,000      5,140,000
---------------------------------------------------------------------------------------------
Commitments and Contingencies

Stockholders' Equity (Deficiency):
  Common stock - $1.33-1/3 par value; authorized
   5,000,000 shares; issued 2,536,935 shares                        3,382,000      3,382,000
  Additional paid-in capital                                       14,439,000     14,439,000
  Accumulated deficit                                             (18,028,000)   (16,188,000)
  Less 73,962 shares of stock in treasury, at cost                   (344,000)      (344,000)
---------------------------------------------------------------------------------------------
      STOCKHOLDERS' EQUITY (DEFICIENCY)                              (551,000)     1,289,000
---------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)    $  4,656,000   $  6,429,000
=============================================================================================

               The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                                           PEERLESS TUBE COMPANY

                    CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
================================================================================

YEAR ENDED DECEMBER 31,                                       1998           1997           1996
-----------------------------------------------------------------------------------------------------
                                               (rounded to nearest thousand except per share amounts)
Net sales                                                 $ 15,557,000   $ 16,288,000   $ 23,616,000

Cost of sales                                               15,254,000     16,060,000     21,501,000
-----------------------------------------------------------------------------------------------------

Gross profit                                                   303,000        228,000      2,115,000

Selling, general and administrative expenses                 1,874,000      2,778,000      2,528,000
-----------------------------------------------------------------------------------------------------
Loss from operations                                        (1,571,000)    (2,550,000)      (413,000)
-----------------------------------------------------------------------------------------------------

Other income (expense):
  Interest expense                                            (270,000)      (278,000)      (607,000)
  Gain on termination of sale/leaseback
   agreement                                                                               1,555,000
  Other income, net                                              1,000         89,000        231,000
-----------------------------------------------------------------------------------------------------
                                                              (269,000)      (189,000)     1,179,000
-----------------------------------------------------------------------------------------------------

Net income (loss)                                           (1,840,000)    (2,739,000)       766,000

Accumulated deficit at beginning of year                   (16,188,000)   (13,449,000)   (14,215,000)
-----------------------------------------------------------------------------------------------------
Accumulated deficit at end of year                        $(18,028,000)  $(16,188,000)  $(13,449,000)
=====================================================================================================

Basic income (loss) per share                             $       (.75)  $      (1.11)  $        .31
=====================================================================================================

Weighted-average shares outstanding                          2,462,973      2,462,973      2,462,973
=====================================================================================================


               The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                                           PEERLESS TUBE COMPANY

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

===============================================================================================

YEAR ENDED DECEMBER 31,                              1998           1997             1996
-----------------------------------------------------------------------------------------------
                                                       (rounded to nearest thousand)
Cash flows from operating activities:
 Net income (loss)                               $(1,840,000)    $(2,739,000)     $   766,000
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
   activities:
   Depreciation and amortization                     848,000       1,200,000        1,010,000
   Pension costs                                                     625,000
   Gain on termination of sale/leaseback
    agreement                                                                      (1,675,000)
   Loss (gain) on sale of property, plant and
    equipment                                                                          17,000
   Provision for bad debts                          (110,000)        (25,000)          95,000
   Deferred gain                                                                      (99,000)
   Other, net                                                                        (363,000)
   (Increase) decrease in operating assets:
    Accounts receivable                              (91,000)      1,237,000        1,407,000
    Inventories                                      981,000         446,000         (235,000)
    Prepaid expenses and other current assets        (40,000)         95,000          (61,000)
    Other assets                                      10,000          48,000
   Increase (decrease) in operating liabilities:
    Accounts payable                                  14,000        (583,000)        (443,000)
    Accrued liabilities                              378,000        (722,000)          74,000
    Other liabilities                               (360,000)        593,000          (50,000)
-----------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES                                   (210,000)        175,000          443,000
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from termination of sale/leaseback                                          329,000
 Proceeds from sale of assets, net                                                     70,000
 Purchases of property, plant and equipment                                           (49,000)
-----------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                                       350,000
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from long-term debt                                        552,000
 Net (repayments) borrowings under credit line       271,000        (522,000)        (598,000)
 Reduction of long-term debt and current
  maturities                                        (236,000)       (242,000)        (628,000)
-----------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) FINANCING
       ACTIVITIES                                     35,000        (212,000)      (1,226,000)
-----------------------------------------------------------------------------------------------
Net decrease in cash                                (175,000)        (37,000)        (433,000)

Cash at beginning of year                            190,000         227,000          660,000
-----------------------------------------------------------------------------------------------
Cash at end of year                              $    15,000     $   190,000      $   227,000
===============================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

 Cash paid during the year for interest          $   270,000     $   278,000      $   607,000
===============================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND
 INVESTING ACTIVITIES:

 Capital lease obligations incurred for
  acquisition of property and equipment                          $    62,000      $    17,000
===============================================================================================
 Write-off of capital lease obligation                                            $ 3,330,000
===============================================================================================
 Write-off of fixed assets                                                        $ 2,995,000
===============================================================================================


               The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                                                           PEERLESS TUBE COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
================================================================================

 1.  BUSINESS ORGANIZATION   Peerless Tube Company ("Peerless") and its
     AND SIGNIFICANT         subsidiary (collectively the "Company") supply
     ACCOUNTING POLICIES:    collapsible metal tubes and seamless aluminum
                             aerosol containers to national marketers primarily in the pharmaceutical, cosmetic and toiletry industries. Manufacturing facilities are located in Bloomfield, NJ.

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

                                                           PEERLESS TUBE COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
================================================================================

                             Impairment losses on assets are determined based on the present value of cash flows using discount rates which reflect the inherent risk of the underlying business. Impairment losses on assets to be disposed of are based on the estimated proceeds to be received less costs of disposal.

                             SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 1998 and 1997, management believes that the carrying amount of the revolving credit line approximates fair value because of the short maturity of this financial instrument. The carrying value of the Company's long-term debt is considered to approximate fair value based upon current borrowing rates offered to the Company.

                             For comparability, certain 1997 amounts have been reclassified, where appropriate, to conform to the 1998 presentation.

2.   BUSINESS AND DEBT       The accompanying consolidated financial statements
     RESTRUCTURING:          have been prepared in conformity with generally
                             accepted accounting principles, which contemplate continuation of the Company as a going concern.
                             Since 1988, however, the Company has suffered recurring losses from operations and negative cash flows and currently has a stockholders' deficiency.
                             These conditions raise substantial doubt about its ability to continue as a going concern.

                             Additionally, in January 1998, a jury verdict was rendered against the Company in a lawsuit filed by a former employee alleging age discrimination and breach of contract. The amount of damages and attorney's fees awarded to the employee approximated $638,000. On June 5, 1998, a settlement agreement with the former employee was reached whereby the Company will pay, over a two-year period, a total of $700,000 including interest of which $60,000 has been paid upon execution of the agreement. The remaining balance has been reflected as a liability in the accompanying consolidated financial statements to be paid as follows:

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

                                                           PEERLESS TUBE COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
================================================================================

                             benefits. Except for periodic additions to meet peaks in sales demand, the Company has reduced its workforce, both salaried and hourly. Management introduced and implemented new programs to improve its production, inventory management and management cost accounting systems.

                             With the anticipated cooperation of its secured lender and the additional consolidation of plant assets, management believes that actions presently being taken to improve the Company's operating performance including reductions of staffing levels and stabilization of raw material prices will provide adequate working capital, help minimize the financial losses, and create the opportunity for the Company to continue as a going concern.

 3.  ALLOWANCE               Information relating to the allowance for doubtful accounts is as follows:
     FOR DOUBTFUL
     ACCOUNTS:               December 31,                                     1998                1997
                             -----------------------------------------------------------------------------
                             Balance at beginning of year                  $   210,000         $   235,000
                             Deductions or write-off of uncollectible
                              accounts receivable                             (110,000)            (25,000)
                             -----------------------------------------------------------------------------
                                BALANCE AT END OF YEAR                     $   100,000         $   210,000
                             =============================================================================

4.  INVENTORIES:             Inventories are comprised of the following:

                             December 31,                                     1998                1997
                             -----------------------------------------------------------------------------

                             Raw materials                                 $   648,000         $ 1,156,000
                             Work-in-process                                    27,000              52,000
                             Finished goods                                    558,000           1,006,000
                             -----------------------------------------------------------------------------
                                                                           $ 1,233,000         $ 2,214,000
                             =============================================================================

                                                           PEERLESS TUBE COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
================================================================================


5.   PROPERTY,      Property, plant and equipment is comprised of the following:
     PLANT AND
     EQUIPMENT:

                                                                                               Estimated
                    December 31,                           1998                 1997           Useful Life
                    ---------------------------------------------------------------------------------------
                    Land                           $    462,000         $    462,000
                    Buildings and improvements        4,348,000            4,348,000         10 to 45 years
                    Machinery and equipment          13,276,000           13,276,000          7 to 13 years
                    Furniture, fixtures and office
                     equipment                        1,614,000            1,614,000          5 to 10 years
                    ---------------------------------------------------------------------------------------
                                                     19,700,000           19,700,000
                    Less accumulated depreciation
                     and amortization               (17,562,000)         (16,714,000)
                    ---------------------------------------------------------------------------------------
                                                   $  2,138,000         $  2,986,000
                    =======================================================================================

                    Substantially all of the Company's equipment serves as collateral for short- and long-term borrowings (see Notes 8 and 9).

6.  ACCRUED         Accrued liabilities are comprised of the following:
    LIABILITIES:

                    December 31,                                                1998                1997
                    ---------------------------------------------------------------------------------------
                    Payroll, payroll taxes and payroll-related costs        $  208,000             $202,000
                    Health benefits                                                                  60,000
                    Professional fees                                          110,000               70,000
                    Deferred revenue                                           105,000
                    Environmental                                              100,000              100,000
                    Legal settlement                                           360,000
                    All other                                                  262,000              335,000
                    ---------------------------------------------------------------------------------------
                                                                            $1,145,000             $767,000
                    =======================================================================================

7.  INCOME TAXES:   The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

                                                           PEERLESS TUBE COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
================================================================================

                    Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                    December 31,                                        1998          1997
                    -----------------------------------------------------------------------------
                    Deferred tax assets:
                     Postretirement benefits other than pensions        $     8,000   $    20,000
                     Accrual differences                                    385,000       231,000
                     Accounts receivable and inventory valuation
                      allowances                                            123,000       362,000
                     Net operating loss carryforward                      5,000,000     4,085,000
                     Investment tax credit carryforward                     346,000       346,000
                    -----------------------------------------------------------------------------
                                                                          5,862,000     5,044,000

                    Deferred tax liabilities:
                     Property, plant and equipment basis differences                      (88,000)
                    -----------------------------------------------------------------------------
                    Net deferred tax asset                                5,862,000     4,956,000
                    Valuation allowance                                  (5,862,000)   (4,956,000)
                    -----------------------------------------------------------------------------
                                                                        $   - 0 -     $   - 0 -
                    =============================================================================

                    At December 31, 1998, Peerless had cumulative net operating loss carryforwards of approximately $14,285,000 available to offset future taxable income. These carryforwards will expire in various years through 2013.

                    At December 31, 1998 and 1997, the Company had investment tax credit carryforwards of approximately $346,000 available to be carried forward to offset future taxes payable. A substantial portion of these carryforwards will expire in the year 2001.

                    No regular income tax expense was recorded in 1998, 1997 or 1996 as income, if any, before income taxes was fully offset by previously existing net operating loss carryforwards. No deferred tax assets or liabilities were recognized for any of the years presented.


8.   REVOLVING      The Company has a revolving credit facility with an asset-
     CREDIT         based working capital lender expiring in January 2000.
     FACILITY:      Borrowings are based on specified levels of accounts
                    receivable and inventories of the Company and bear interest at the prime rate (7.75% at December 31, 1998) plus 3-1/2% to 4% on the outstanding balance. There are minimum borrowing requirements of $1,500,000 under this line of credit. The maximum amount available under the line of credit is $4,750,000 less the principal balance of the equipment term loan ($822,000 at December 31, 1998) (see
                    Note 9).

                    Certain of the terms of the revolving credit agreement, as amended, require the pledge of substantially all the Company's assets as collateral. In addition, this agreement requires the Company to comply with various financial covenants,

                                                           PEERLESS TUBE COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
================================================================================

                    including restrictions on the amounts of capital expenditures and a prohibition on the payment of dividends on the Company's common stock. The Company was in compliance with the covenants at December 31, 1998.


9.   LONG-TERM      Long-term debt is comprised of the following:
     DEBT:

                    December 31,                                                        1998        1997
                    -----------------------------------------------------------------------------------------
                    Equipment term loan payable in monthly installments of
                    $15,625 plus interest through January 1, 2000 with a final balloon payment of $624,750 on February 1, 2000. The loan
                    bears interest at the prime rate (7.75% at December 31,
                    1998) plus 4% .                                                    $ 822,000   $1,009,000

                    Various purchase money capital leases for manufacturing and office equipment, final payment due in 2000, with interest
                    rates ranging from 11% to 18%.                                        65,000      114,000
                    -----------------------------------------------------------------------------------------
                                                                                         887,000    1,123,000
                    Less current portion                                                (236,000)    (232,000)
                    -----------------------------------------------------------------------------------------
                          LONG-TERM DEBT                                               $ 651,000   $  891,000
                    =========================================================================================

                    Long-term debt of $651,000 matures in the year ending December 31, 2000.

10.  SALE/          In 1991, the Company entered into a sale/leaseback agreement
     LEASEBACK OF   for its Puerto Rico office and production facility. Under
     PUERTO RICO    the agreement, the Company sold the facility at an aggregate
     FACILITY:      price of $6,000,000. Concurrently, the Company entered into an agreement to lease back the facility for 181 months at an average annual rental of approximately $750,000. The transaction resulted in a gain of approximately $1,800,000 which was deferred and was being amortized over the term of the related lease.

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

                                                           PEERLESS TUBE COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
================================================================================

                    the Company recognized a gain of $1,555,000, net of Puerto Rico capital gain taxes of $120,000, in connection with the termination of this lease as follows:

                    Write-off of machinery and equipment                          $ (2,995,000)
                    Write-off of capital lease obligation                            3,330,000
                    Recognition of deferred gain                                     1,123,000
                    Termination payment received pursuant to the agreement             329,000
                    Puerto Rico capital gain taxes                                    (120,000)
                    Other                                                             (112,000)
                    ---------------------------------------------------------------------------
                           NET GAIN ON TERMINATION OF SALE/LEASEBACK TRANSACTION  $  1,555,000
                    ===========================================================================

11.  PENSION        The Company maintained a noncontributory defined benefit
     PLANS:         plan covering most of its domestic employees. In 1990, the
                    Company amended its benefit plan to provide for the suspension of benefit accruals for future services. The benefit for the plan is based primarily on years of service and employees' pay through the date that benefit plan accruals were suspended. The Company's funding policy required contributions to the plan consistent with the funding requirements under the Employee Retirement Income
                    Security Act of 1974. Plan assets consist of a balanced common stock and fixed income portfolio with two investment managers.

                    In 1994, the Company amended its plan, as required, to be in compliance with the Tax Reform Act of 1986 and subsequent legislation. In addition, the Company adopted the provisions of the Retirement Protection Act of 1994 enacted under the General Agreement on Tariffs and Trade legislation effective December 31, 1994 for all retirements effective March 1, 1995.

                    Net periodic pension income is as follows:

                    December 31, 1996
                    --------------------------------------------------------------------------
                    Interest cost on projected benefit obligation                 $   984,000
                    Actual (return) on assets                                      (1,608,000)
                    Net amortization and deferral                                     438,000
                    --------------------------------------------------------------------------
                           NET PERIODIC PENSION INCOME                            $  (186,000)
                    ==========================================================================

                    The plan's funded status and amounts recognized in the Company's balance sheet at December 31, 1996 are as follows:

                    Actuarial present value of projected benefit obligation
                     (all vested)                                                 $13,644,000
                    Plan assets at fair value                                      15,580,000
                    --------------------------------------------------------------------------

                    Plan assets in excess of projected benefit obligation           1,936,000
                    Unrecognized net (gain) loss                                   (1,311,000)
                    --------------------------------------------------------------------------
                           PREPAID PENSION COST                                   $   625,000
                    ==========================================================================

                                                           PEERLESS TUBE COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
================================================================================


                    The assumptions used in the accounting were as follows:

                    Discount rate used to compute projected benefit obligation      7.4%
                    Expected long-term rate of return on plan assets                8
                    -------------------------------------------------------------------

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

                    Commencing in 1995, the Company offered a 401(k) retirement savings plan to all nonunion full-time employees who have completed one year of employment. Employees may contribute a percentage of their gross salaries as defined in the plan, subject to limits prescribed by the Internal Revenue Service. The Company's contributions are at the discretion of the board of directors. Participants are fully vested upon entering the plan. Officers of the Company serve as trustees of the plan. Contributions for the year ended December 31, 1998 and 1997 were approximately $13,000 in each year.

12.  STOCK OPTION   SFAS No. 123, Accounting for Stock-based Compensation,
     PLANS:         encourages but does not require companies to record
                    compensation cost for employee stock option grants. The
                    Company has chosen to continue to account for employee option grants using Accounting Principles Board Opinion No.
                    25. Accordingly, no compensation expense has been recognized for employee stock option grants and the Company has elected to adopt the disclosure provisions only of SFAS No. 123.

                    No stock options were granted by the Company during the three-year period ended December 31, 1998. Accordingly, no pro forma disclosures are presented.

                    In 1992, the Company adopted a stock option plan under which incentive stock options may be granted to officers and key employees to purchase up to a maximum of 250,000 shares of common stock. The options granted to employees under the plan are to vest and become exercisable at the rate of 25% per year following the grant of such options provided that certain conditions are satisfied. The stock options are exercisable at a price of not less than 100%, or 110% in the case of a 10% stockholder, of the market value at date of grant. Exercise prices of options issued range from $1.65 to $6.50 per share. All options are exercisable over a 10-year period, except for 10% stockholders, in

                                                           PEERLESS TUBE COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
================================================================================
                    which case the period is 5 years. Activity in stock options during the years was as follows:

                                                                                                   Weighted-
                                                                                                    Average
                                                                                                Exercise Price
                    Year ended December 31,                 1998       1997      1996     1998        1997       1996
                    --------------------------------------------------------------------------------------------------
                    Outstanding at beginning of year       109,800    124,200     234,200    $2.08     $2.50   $1.92
                    Expired during the year               (109,800)   (14,400)   (110,000)    2.50      5.75    1.25
                    --------------------------------------------------------------------------------------------------

                         OUTSTANDING AT END OF YEAR                   109,800     124,200              $2.08   $2.50
                    ==================================================================================================

                    Options exercisable at year-end                    84,800      99,200
                    ==================================================================================================

                    In January 1999, options to purchase 150,000 shares of common stock at $.45 per share were granted under the plan.

13.  OTHER POST-    The Company provides healthcare and life insurance benefits
     RETIREMENT     to certain active and retired employees. In 1992, the
     BENEFITS:      Company adopted SFAS No. 106, Employer's Accounting for
                    Post-retirement Benefits Other Than Pensions. SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during an employee's active service life.
                    The Company previously expensed these costs as paid. The retiree medical and life insurance programs are not funded.
                    Claims and expenses are paid from the general assets of the Company. The balance of this accrual is adjusted based on actuarial adjustments and employment activity during the periods involved. The activity of this liability is as follows:

                    December 31,                       1998                1997              1996
                    ---------------------------------------------------------------------------------
                    Beginning of year                   $23,000            $ 70,000          $120,000
                    Adjustment to recognize the cost
                    of benefits, net                                        (47,000)          (50,000)
                    ---------------------------------------------------------------------------------
                         END OF YEAR                    $23,000            $ 23,000          $ 70,000
                    =================================================================================



14.  MAJOR CUST-    In 1998, two customers accounted for 60% (48% and 12%) of
     OMERS AND      the Company's sales. In 1997, sales to two customers
     CONCENTRA-     accounted for 61% (34% and 27%) of the Company's sales. In
     TION OF CREDIT 1996, three customers accounted for 55% (22%, 21% and 12%)
     RISK:          of the Company's sales.

                    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. At December 31, 1998, in management's opinion, there is no significant risk of loss on these

                                                           PEERLESS TUBE COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
================================================================================

                     instruments and management believes its allowance for losses are adequate. Two customers accounted for approximately 40% of net accounts receivable at December 31, 1998.

15.  COMMITMENTS     In January 1992, the Company entered into a supply
     AND             agreement with a vendor for the purchase of aluminum slugs
     CONTINGENCIES:  for a period of eight years. The Company may terminate this supply agreement upon 30 days' written notice to the buyer provided the buyer's selling price to the Company is not competitive with market quotes obtained from at least 3 other vendors for aluminum.

                     At December 31, 1998, the Company had purchase commitments outstanding of approximately $1,200,000 for raw aluminum through December 1999. These are substantially offset by firm purchase orders on contracts from customers.

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