Form 10-Q
period 1999-03-31
PEERLESS TUBE CO
filed 1999-07-07
CIK 76958

                        SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                     10-Q


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999                  Commission File No. 1-7215

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

Yes X  No
    -

As of the filing date, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $615,000. The market value is based on $.25 as of May 8, 1999, which is the last recorded trade. During the quarter, actual trades of relatively small amounts of the Company's shares of stock have ranged in transaction price from $.2500-$.5200.



Common Stock, Par Value                         $1.33-1/3
Outstanding at September 30, 1998.              2,462,973 shares

Documents incorporated by reference: None

Peerless Tude Company - March 31, 1999 Quarterly Report 10Q                    1

                             PEERLESS TUBE COMPANY
                               TABLE OF CONTENTS

                                                                                           Page
Part I         Financial Information

     Item I    Financial Statements

               Balance sheets as of March 31, 1999 (unaudited) and December 31,               3
               1998

               Statements of operations for the quarters ended March 31, 1999                 4
               (unaudited) and 1998 (unaudited).

               Statements of cash flows - for the quarters ended March 31, 1999               5
               (unaudited) and 1998 (unaudited).

               Notes to the financial statements                                            6-7

     Item II   Management's Discussions & Analysis of the Financial Conditions and          8-9
               Results of Operations

Part II        Other Information

               Item 5                                                                         9

               Item 6                                                                         9

               Signatures                                                                    10

Peerless Tude Company - March 31, 1999 Quarterly Report 10Q                    2

Peerless Tube Company
Balance Sheets                                                           March 31, 1999          December 31, 1998
                                                                     -----------------------  -----------------------
                                                                           (Unaudited)
                                                                              (rounded to nearest thousand)
=====================================================================================================================
Assets

Current assets:
Cash                                                                         $       41,000         $         15,000
Accounts receivable, less allowance for doubtful accounts of                      1,945,000                1,184,000
 $100,000
Inventories                                                                         990,000                1,233,000
Prepaid expenses                                                                     75,000                   86,000
--------------------------------------------------------------------------------------------------------------------

     Total current assets                                                         3,051,000                2,518,000

Property, plant and equipment, net                                                1,958,000                2,138,000
Deferred tax assets, net of valuation allowances of 5,862,000.
--------------------------------------------------------------------------------------------------------------------

     Total assets                                                            $    5,009,000         $      4,656,000
====================================================================================================================

Liabilities and stockholders' deficiency

Current liabilities:
Accounts payable                                                             $    2,312,000         $      2,004,000
Accrued liabilities                                                               1,119,000                1,145,000
Revolving credit line                                                             1,029,000                  868,000
Current portion of long-term debt                                                   225,000                  236,000
--------------------------------------------------------------------------------------------------------------------

     Total current liabilities                                                    4,685,000                4,253,000

Long term debt                                                                      604,000                  651,000
Other liabilities                                                                   266,000                  303,000
--------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                            5,555,000                5,207,000
--------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' deficiency:
 Common stock, $1.33-1/3 par value; authorized 5,000,000 shares;                  3,382,000                3,382,000
  issued and outstanding 2,536,935 shares
 Additional paid-in capital                                                      14,439,000               14,439,000
 Accumulated deficiency                                                          18,023,000               18,028,000
 Less 73,962 shares of stock in treasury, at cost                                  (344,000)                (344,000)

 Stockholders' deficiency                                                           546,000                  551,000
--------------------------------------------------------------------------------------------------------------------

     Total liabilities and stockholders' deficiency                          $    5,009,000         $      4,656,000
====================================================================================================================

    The accompanying notes should be read in conjunction with the financial statements.

Peerless Tude Company - March 31, 1999 Quarterly Report 10Q                    3

Peerless Tube Company
Statements of Operations For the Quarters Ended                          March 31, 1999          March 31, 1998
                                                                     ----------------------  -----------------------
                                                                                       (Unaudited)
                                                                      (rounded to nearest thousand except per share
                                                                                         amount)
====================================================================================================================
Net sales                                                                   $     3,828,000          $    3,554,000

Cost of sales                                                                     3,698,000               3,655,000
-------------------------------------------------------------------------------------------------------------------

Gross profit (loss)                                                                 130,000                (101,000)

Selling, general, and administrative expenses                                       397,000                 553,000
-------------------------------------------------------------------------------------------------------------------

Loss from operations                                                                267,000                 654,000

Interest expense                                                                     58,000                  65,000

Other income                                                                        330,000                   2,000
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                     5,000                (717,000)
-------------------------------------------------------------------------------------------------------------------

Accumulated deficiency:
Beginning of period                                                              18,028,000              16,188,000
-------------------------------------------------------------------------------------------------------------------

End of period                                                               $    18,023,000          $   16,905,000
===================================================================================================================

Net income (loss) per share                                                 $          0.00          $        (0.29)
===================================================================================================================

Weighted average shares outstanding                                               2,462,973               2,462,973
===================================================================================================================


    The accompanying notes should be read in conjunction with the financial statements.

Peerless Tude Company - March 31, 1999 Quarterly Report 10Q                    4

Peerless Tube Company
Statements of Cash Flows For the Quarters Ended                          March 31, 1999          March 31, 1998
                                                                        ----------------        ----------------
                                                                                       (Unaudited)
                                                                             (rounded to nearest thousand)
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income (loss)                                                       $     5,000              $   (717,000)

Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization                                               180,000                   213,000

Provision for bad debts                                                                                 6,000

(Increase) decrease in operating assets:

Accounts receivable                                                        (761,000)                  (91,000)

Inventories                                                                 243,000                   528,000

Prepaid expenses                                                             11,000                   (24,000)

Other current assets                                                                                  (60,000)

Increase (decrease) in operating liabilities:

  Accounts payable                                                          308,000                  (250,000)

  Accrued liabilities                                                       (26,000)                   60,000
----------------------------------------------------------------------------------------------------------------

Total adjustments                                                           (45,000)                  382,000
----------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                        40,000                   335,000

Cash flows from financing activities:

Net borrowing under credit line                                             161,000                   221,000

Reduction of long term debt and current maturities                           95,000                    60,000
----------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                    66,000                   161,000
----------------------------------------------------------------------------------------------------------------

Net Increase (decrease) in cash                                              26,000                  (174,000)


Cash - beginning of the period                                               15,000                   190,000
----------------------------------------------------------------------------------------------------------------

Cash -  end of period                                                   $    41,000              $     16,000
================================================================================================================

    The accompanying notes should be read in conjunction with the financial statements.

Peerless Tube Company - March 31, 1999 Quarterly Report 10Q                    5

PEERLESS TUBE COMPANY
NOTES TO FINANCIAL STATEMENTS

NOTE 1: PREPARATION OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report Form 10-K for the year ended December 31, 1998.

In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, result of operations, and cash flows for the Company. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. There have been no significant changes in accounting policy since December 31, 1998. The results of operations may not be indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2: BUSINESS AND DEBT RESTRUCTURING

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Since 1988, however, the Company has suffered recurring losses from operations and negative cash flows and currently has a stockholders' deficiency. These conditions raise substantial doubt about its ability to continue as a going concern.

Additionally, in January 1998 a jury verdict was rendered against the Company in a lawsuit filed by a former employee alleging age discrimination and breach of contract. The amount of damages and attorney's fees awarded to the employee approximated $638,000. On June 5, 1998, a settlement agreement with the former employee was reached whereby the Company will pay, over a two-year period, a total of $700,000 including interest of which $60,000 has been paid upon execution of the agreement. The remaining balance has been reflected as a liability in the accompanying consolidated financial statements to be paid as follows:

  $60,000 currently payable;
  $300,000 payable on or before December 1, 1999; and $280,000 payable on or before May 31, 2000.

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

Peerless Tube Company - March 31, 1999 Quarterly Report 10Q                    6

NOTE 3: INVENTORIES
Inventories are comprised of the following:

----------------------------------------------------------------------------------------------------------
Inventories                                                        March 31, 1999       December 31, 1998

----------------------------------------------------------------------------------------------------------
Raw materials                                                           $362,000                $  648,000

Work-in-process                                                           27,000                    27,000

Finished Goods                                                           601,000                   558,000

----------------------------------------------------------------------------------------------------------
  Total                                                                 $990,000                $1,233,000
----------------------------------------------------------------------------------------------------------

NOTE 4: ACCRUED LIABILITIES
Accrued liabilities is comprised of the following:

----------------------------------------------------------------------------------------------------------
Accrued Liabilities                                               March 31, 1999         December 31, 1998

----------------------------------------------------------------------------------------------------------
Payroll, payroll taxes, and payroll related costs                     $  246,000                $  208,000

All Other                                                                873,000                   937,000

----------------------------------------------------------------------------------------------------------
  Total                                                               $1,119,000                $1,145,000
----------------------------------------------------------------------------------------------------------

NOTE 5 - LONG-TERM DEBT/REVOLVING CREDIT LINE
Long-term debt is comprised of the following:

----------------------------------------------------------------------------------------------------------
Long-Term Debt                                                    March 31, 1999         December 31, 1998

----------------------------------------------------------------------------------------------------------
Equipment term loan payable in monthly installments                    $ 775,000                 $ 822,000
of $15,625 plus interest through January 1, 2000
with a balloon payment of $624,750 on February 1,
2000.  The loan bears interest at the prime rate
plus 4%.

Various purchase money capital leases for                                 54,000                    65,000
manufacturing and office equipment, final payment
due in 2000, with interest rates ranging from 11% to
18%
                                                                  ----------------------------------------
                                                                         829,000                   887,000

Less current portion                                                    (225,000)                 (236,000)
----------------------------------------------------------------------------------------------------------
  Long-term debt                                                       $ 604,000                 $ 651,000
----------------------------------------------------------------------------------------------------------

Peerless Tube Company - March 31, 1999 Quarterly Report 10Q                    7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
CONDITION & RESULTS OF OPERATIONS

SALES AND RESULTS OF OPERATIONS 1999 COMPARED TO 1998

Sales

Sales for the quarter ended March 31, 1999 and 1998 totaled $3,828,000 and $3,554,000 respectively.

The breakdown of overall sales from all sources for the first quarter ended March 1999 and 1998 respectively, was as follows:

     Net Sales       1/st/ Quarter  1/st/ Quarter         $              %
                          1999           1998           Change         Change
     Cans               $3,354,000     $3,297,000     $   57,000            1.7
     Metal Tubes           242,000        179,000         63,000           35.2
     Miscellaneous         232,000         78,000        154,000          197.4
                   ---------------  -------------  -------------  -------------
     Total              $3,828,000     $3,554,000     $  274,000            7.7

In the first quarter of 1999, one customer accounted for 45% of the Company's sales.

Gross Profit Trends and Discussion

The gross profit on sales for the quarter ended March 31, 1999 was $130,000, or 3% on sales of $3,828,000, as compared with the quarter ended March 31, 1998 where the gross loss on sales was $101,000, or (3%) on sales of $3,554,000. This improvement is due to lower raw material costs and reduced payroll.


Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended, March 31, 1999 were $397,000 or 10% of sales. For the quarter ended March 31, 1998 selling, general and administrative expenses were $553,000 or 16% of net sales.

This reduction is largely due to high legal costs recorded in the first quarter of 1998 due to the lawsuit described in the notes.

Peerless Tube Company - March 31, 1999 Quarterly Report 10Q                    8

Interest Expense and Other Expenses, net

Interest expense for the quarter ended March 31, 1999 was $58,000 as compared to $65,000 for the quarter ended March 31, 1998. In the first quarter of 1999 the Company had a one time credit of $308,000 resulting from the termination of the Company's overfunded defined benefit pension plan.

Liquidity and Capital Resources

The Company has negative working capital of $1,634,000 at March 31, 1999 which is approximately a $324,000 decrease in working capital from December 31, 1998.

For the three months ended March 31, 1999 cash used in operating activities was $40,000 compared to $335,000 for the same period in 1998. The Company continues to work closely with its secured lenders. The Company's revolving credit line for the quarter ended March 31, 1998 was $1,029,000 as compared with $868,000 as of December 31, 1998, and increase of $161,000.

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


PART II - OTHER INFORMATION

ITEM 5:

There were no dividends declared in the quarter.


ITEM 6:

None.

Peerless Tube Company - March 31, 1999 Quarterly Report 10Q                    9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PEERLESS TUBE COMPANY

                                 Registrant

                                 By:


                                 ___________________________
                                 Frederic Remington, Jr.
                                 Chairman


                                 By:


                                 ___________________________
                                 Richard W. Potts
                                 President

Peerless Tube Company - March 31, 1999 Quarterly Report 10Q                   10