Form 10-Q
period 1999-06-30
PEERLESS TUBE CO
filed 1999-08-12
CIK 76958

                        SECURITIES EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                      10-Q


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1999                  Commission File No. 1-7215


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

Yes X  No
    -

As of the filing date, the aggregate market value of the voting stock held by non affiliates of the Registrant was approximately $542,000. The market value is based on $.22 as of July 16, 1999, which is the last recorded trade. During the quarter, actual trades of relatively small amounts of the Company's shares of stock have traded at a transaction price of $.25.



Common Stock, Par Value                     $1.33-1/3
Outstanding at June 30, 1999.               2,462,973 shares

Documents incorporated by reference: None



Peerless Tube Company - June 30, 1999 Quarterly Report 10Q                     1

                            TABLE OF CONTENTS


Item                                                                                        Page

Part I     Financial Information

           Balance Sheets as of June 30, 1999 - Unaudited  and December 31, 1998               3

           Statement of Operations for the Quarters Ended June 30,                           4-5
           1999 and 1998 - Unaudited

           Statement of Cash Flows for the Quarters ended June 30, 1999                        6
             and 1998 - Unaudited

           Notes to the Financial Statements                                                 7-9

           Management's Discussion & Analysis of the Financial Conditions                  10-11
             and Results of Operations

Part II    Other Information

           Item 5                                                                             12


           Item 6                                                                             12

           Signatures                                                                         13


Peerless Tube Company - June 30, 1999 Quarterly Report 10Q                   2

Peerless Tube Company                                              June 30,          December 31,
Balance Sheet                                                        1999                1998
-----------------------------------------------------------------------------------------------------------
                                                                 (Unaudited)
                                                                        (rounded to nearest thousand)


Assets

Current assets:
Cash                                                              $   69,000           $   15,000
Accounts receivable, less allowances for doubtful of $100,000      1,157,000            1,184,000
Inventories                                                        1,041,000            1,233,000
Prepaid expenses and other current assets                             24,000               86,000
-----------------------------------------------------------------------------------------------------------

  Total current assets                                             2,291,000            2,518,000

Property, plant and equipment, net                                 1,778,000            2,138,000
Deferred tax assets, net of valuation allowance of $5,862,000
-----------------------------------------------------------------------------------------------------------

  Total assets                                                    $4,069,000           $4,656,000
===========================================================================================================


Liabilities & stockholders' deficiency

Current liabilities:
Accounts payable                                                  $ 1,893,000          $ 2,004,000
Accrued liabilities                                                 1,133,000            1,145,000
Revolving credit line                                                 798,000              868,000
Current portion of long-term debt                                     213,000              236,000
-----------------------------------------------------------------------------------------------------------

  Total current liabilities                                         4,037,000            4,253,000

Long term debt                                                        557,000              651,000
Other liabilities                                                     223,000              303,000
-----------------------------------------------------------------------------------------------------------

  Total liabilities                                                 4,817,000            5,207,000
-----------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' deficiency:
Common stock, $1.33-1/3 par value; authorized 5,000,000 shares;
 issued and outstanding 2,536,935 shares                            3,382,000            3,382,000
Additional paid-in capital                                         14,439,000           14,439,000
Accumulated deficit                                                18,225,000           18,028,000
Less 73,962 shares of stock in treasury, at cost                     (344,000)            (344,000)
-----------------------------------------------------------------------------------------------------------

  Stockholders' deficiency                                            748,000              551,000
-----------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' deficiency                  $ 4,069,000          $ 4,656,000
===========================================================================================================


    The accompanying notes should be read in conjunction with the financial statements.




Peerless Tube Company - June 30, 1999 Quarterly Report 10Q                    3



Peerless Tube Company
Statement of Operations,                                         June 30,                                   June 30,
For the quarter ended                                              1999                                       1998
----------------------------------------------------------------------------------------------------------------------
                                                                (rounded to nearest thousand except per share amounts)
                                                                (Unaudited)                                (Unaudited)
Net sales                                                        $ 3,387,000                               $ 4,060,000

Cost of sales                                                      3,092,000                                 3,791,000
----------------------------------------------------------------------------------------------------------------------

Gross profit                                                         295,000                                   269,000

Selling, general, and administrative expenses                        443,000                                   554,000
----------------------------------------------------------------------------------------------------------------------

Loss from operations                                                 148,000                                   285,000

Interest expense                                                      58,000                                    76,000

Other income                                                           4,000                                         0
----------------------------------------------------------------------------------------------------------------------

Net loss                                                         $   202,000                               $   361,000
======================================================================================================================


Accumulated deficiency:
Beginning of period                                              $18,023,000                               $16,905,000
----------------------------------------------------------------------------------------------------------------------

End of period                                                    $18,225,000                               $17,266,000
======================================================================================================================

Basic loss per share                                                   $0.08                                     $0.15
======================================================================================================================

Weighted average share outstanding                                 2,462,973                                 2,462,973
======================================================================================================================



    The accompanying notes should be read in conjunction with the financial statements.




Peerless Tube Company - June 30, 1999 Quarterly Report 10Q                     4



Peerless Tube Company
Statement of Operations,                                     June 30,                            June 30,
For the six months ended                                       1999                                1998
----------------------------------------------------------------------------------------------------------------
                                                        (rounded to nearest thousand except per share amounts)
                                                             (Unaudited)                        (Unaudited)
Net sales                                                  $ 7,215,000                         $ 7,614,000

Cost of sales                                                6,790,000                           7,446,000
------------------------------------------------------------------------------------------------------------------

Gross profit                                                   425,000                             168,000

Selling, general, and administrative expenses                  840,000                           1,107,000
------------------------------------------------------------------------------------------------------------------

Loss from operations                                           415,000                             939,000

Interest expense                                               116,000                             141,000

Other income                                                   334,000                               2.000
------------------------------------------------------------------------------------------------------------------

Net loss                                                   $   197,000                         $ 1,078,000
==================================================================================================================

Accumulated deficiency:
Beginning of period                                        $18,028,000                         $16,188,000
------------------------------------------------------------------------------------------------------------------

End of period                                              $18,225,000                         $17,266,000
==================================================================================================================

Basic loss per share                                             $0.08                         $      0.44
==================================================================================================================

Weighted average share outstanding                           2,462,973                           2,462,973
==================================================================================================================


    The accompanying notes should be read in conjunction with the financial statements.




Peerless Tube Company - June 30, 1999 Quarterly Report 10Q                     5


Peerless Tube Company                                                           For the six months ended June 30,
Statement of Cash Flows                                                         ---------------------------------
                                                                                     1999                1998
                                                                                  (Unaudited)          (Unaudited)
                                                                                 (rounded to the nearest thousand)
=====================================================================================================================

Cash flows from operating activities:
 Net loss                                                                              $ 197,000           $1,078,000
---------------------------------------------------------------------------------------------------------------------

 Adjustment to reconcile net loss to net cash provided by
  Operating activities:
   Depreciation and amortization                                                         360,000              427,000
   Provision for bad debt                                                                                      24,000
   (Increase) decrease in operating assets:
    Accounts receivable                                                                   27,000             (390,000)
    Inventories                                                                          192,000              383,000
    Prepaid expenses and other current assets                                             62,000             (229,000)
   Increase (decrease) in operating liabilities:
    Accounts payable                                                                    (111,000)             169,000
    Accrued liabilities                                                                  (12,000)             249,000
---------------------------------------------------------------------------------------------------------------------

        Total adjustments                                                                518,000              633,000
---------------------------------------------------------------------------------------------------------------------

        Net cash provided by (used in) operating activities                              321,000             (445,000)
---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Net repayments (borrowing) under credit line                                             70,000             (355,000)
 Repayment of long term debt and current maturities                                      197,000               66,000
---------------------------------------------------------------------------------------------------------------------

        Net cash used in (provided by) financing activities                              267,000             (289,000)
---------------------------------------------------------------------------------------------------------------------

        Net increase (decrease) in cash                                                   54,000             (156,000)

Cash - beginning of the period                                                            15,000              190,000
---------------------------------------------------------------------------------------------------------------------

Cash - end of period                                                                   $  69,000           $   34,000
=====================================================================================================================



    The accompanying notes should be read in conjunction with the financial statements.



Peerless Tube Company - June 30, 1999 Quarterly Report 10Q                   6

PEERLESS TUBE COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 1: PREPARATION OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes there to included in the Company's Annual Report Form 10-K for the year ended December 31, 1998 and the Quarterly Report Form 10-Q for the Quarter ended March 31, 1999.

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

Management continues to work towards improving the operating performance of the Company, including the stabilizing of its raw material costs. The Company has entered into an agreement that will result in the Company maximizing its purchasing power with certain key vendors. Also, as the company moves forward it has restaffed key personnel in the operations area as the Company continues its quest to increase operational productivity.

Although the competition remains strong in all areas of the business, the Company has been able to increase its market share in the aluminum tube product line with sales up 72% from the prior year. Sales in the aluminum can product line have decreased by 14% during the same period, largely due to increased competition.

The Company is currently in the process working towards being in compliance with the year 2000. The Company is using the services of a consulting company to complete this project. The schedule completion date is September 1999.

The Company's management does not believe this will have a material effect on the Company's financial position.

Peerless Tube Company - June 30, 1999 Quarterly Report 10Q                    7

NOTE 3: DEBT RESTRUCTUING

On July 29, 1999, the Company entered into a refinancing agreement with a major, national asset based lender, covering both a new revolving credit facility and a new term loan.

Borrowings against the revolving credit facility are based on specific levels of accounts receivable and inventories of the Company and bear interest at the prime rate plus three percent on the outstanding balance. The initial draw against the revolving credit line was approximately $410,000.

The term loan, which also carries interest at the prime rate plus three percent, will be amortized equally over 84 months. The initial amount of this loan was $2,150,000.

There are minimum borrowing requirements of $1,500,000 and the maximum amount available under the combined borrowings is $5,000,000. The Company has pledged substantially all of its assets as collateral for these four loans. In addition, the agreement requires the Company to comply with various financial covenants including restrictions on the amounts of capital expenditures and a prohibition on the payment of dividends on the Company's common stock.

Proceeds from these borrowings were used to 1) repay the existing asset based lender in full; 2) pay the $640,000 remaining due from the lawsuit verdict in favor of a former employee; and 3) to pay all real estate and other taxes as well as other past due accounts payable.

NOTE 4: INVENTORIES
Inventories are comprised of the following:

-------------------------------------------------------------------------------
        Inventories                                     June 30,    December 31,
                                                          1999          1998
-------------------------------------------------------------------------------

Raw materials                                          $  381,000    $  648,000

Work-in-process                                            27,000        27,000

Finished goods                                            633,000       558,000

-------------------------------------------------------------------------------
   Total                                               $1,041,000    $1,233,000
===============================================================================

NOTE 5: ACCRUED LIABILITIES
Accrued liabilities are comprised of the following:


Accrued Liabilities                                     June 30,    December 31,
                                                          1999          1998
--------------------------------------------------------------------------------

Payroll, payroll taxes, and payroll related costs       $245,000      $208,000
--------------------------------------------------------------------------------

Legal and professional                                   750,000       470,000
--------------------------------------------------------------------------------

All other                                                138,000       467,000
--------------------------------------------------------------------------------

   Total                                              $1,133,000    $1,145,000
================================================================================

Peerless Tube Company - June 30, 1999 Quarterly Report 10Q                     8

NOTE 6: LONG-TERM DEBT
Long-term debt is comprised of the following:


---------------------------------------------------------------------------------------------------------
Long term debt                                                           June 30,          December 31,
                                                                           1999                1998
---------------------------------------------------------------------------------------------------------
Equipment term loan payable in monthly installments of $15,625               $ 728,000          $ 822,000
 plus interest through January 1, 2000 with a balloon payment of
 $618,750 on February 1, 2000.  The loan bears interest at the prime rate (8.25% at June 30, 1999) plus 4%. (see Note 3)

Various purchase money capital leases for manufacturing and                     42,000             65,000
 office equipment, final payment due in 2000, with interest rates at an average 18%.
---------------------------------------------------------------------------------------------------------

                                                                               770,000            887,000
Less current portion                                                          (213,000)          (236,000)
---------------------------------------------------------------------------------------------------------

Long-term debt                                                               $ 557,000          $ 651,000
=========================================================================================================



Peerless Tube Company - June 30, 1999 Quarterly Report 10Q                    9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
CONDITION & RESULTS OF OPERATIONS

SALES AND RESULTS OF OPERATIONS 1999 COMPARED TO 1998

Sales

Sales for the quarter ended June 30, 1999 and 1998 totaled $3,387,000 and $4,060,000, respectively resulting in a decrease of $673,000 or 17%. The sales for the six months ended June 30, 1999 and 1998 were $7,215,000 and $7,614,000 respectively, resulting in a decrease of $399,000 or 5%.

The breakdown of the overall sales from all sources for the second quarter ended June 1999 and 1998 respectively was as follows:

                                                2nd Quarter        2nd Quarter
Net Sales                                          1999               1998               Change                %
-------------------------------------------------------------------------------------------------------------------------

Cans                                                $2,806,000         $3,794,000          ($988,000)            (26.0%)
Metal tubes                                            394,000            190,000            204,000             107.4%
Miscellaneous                                          187,000             76,000            111,000             146.1%

-------------------------------------------------------------------------------------------------------------------------
  Total                                             $3,387,000         $4,060,000          ($673,000)            (16.6%)
=========================================================================================================================

In the second quarter ending June 30, 1999, two customers accounted for 53% (39% and 14%) of the Company's sales.

Gross Profit Trends and Discussion

The gross profit on sales for the quarter ended June 30, 1999 was $295,000, or 9% on sales of $3,387,000. For the quarter ended June 30, 1998 the gross profit was $269,000 or 7% on sales of $4,060,000. For the six months ended June 30, 1999 the gross profit was $425,000 or 6% on sales of $7,215,000 as compared to $168,000 or 2% on sales of $7,614,000 for the six months ended June 30, 1998. The increase in gross profit for the quarter and six months ended June 30, 1999 as compared to the quarter and six months ended June 30, 1998 is primarily the result of lower costs. Continuing reductions in labor expenses combined with lower costs for aluminum ingot produced these better results.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 1999 were $443,000 or 13% of sales. For the six months ended June 30, 1999, selling, general and administrative expenses totaled $840,000 or 12% of sales. For the quarter ended June 30, 1998, selling, general and administrative expenses were $554,000 or 14% of sales and for the six months ended June 30, 1998, selling, general and administrative expenses totaled $1,107,000 or 15% of sales. This reflects a decrease in selling, general and administration expenses of $267,000 or 21% for the six months ended June 30, 1999 as compared with the six months ended June 30, 1998.


Peerless Tube Company - June 30, 1999 Quarterly Report 10Q                   10

Interest Expense and Other Expenses, net

Interest expense for the quarter ended June 30, 1999 was $58,000 as compared to $76,000 for the quarter ended June 30, 1998..

Liquidity and Capital Resources

The Company had negative working capital of $1,746,000 at June 30, 1999 which was approximately a $11,000 decrease in working capital from December 31, 1998.

For the six months ended June 30, 1999 cash provided by operating activities was $321,000 as compared with $445,000 used in operations for the same period in 1998

The Company's management has continually evaluated and reshaped its business to improve the operational results of the Company and respond to the changes in the economic and competitive market in which the Company operates. Except for periodic additions to meet peaks in sales demands, the Company has reduced its workforce, both salary and hourly. Also, management has introduced and implemented new programs to improve its production and inventory management.










Peerless Tube Company - June 30, 1999 Quarterly Report 10Q                    11

PART II OTHER INFORMATION

ITEM 5:

There were no dividends declared in the quarter.

ITEM 6:

None







Peerless Tube Company - June 30, 1999 Quarterly Report 10Q                   12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 19345 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PEERLESS TUBE COMPANY

                                       Registrant

                                       By:



                                       Frederic Remington, Jr.
                                       Chairman

                                       By:



                                       Richard W. Potts
                                       President

                                       By:



PEERLESS Tube Company - June 30, 1999 Quarterly Report 10Q                   13