Form 10-Q
period 1999-09-30
PEERLESS TUBE CO
filed 1999-12-15
CIK 76958

                        SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                     10-Q


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999              Commission File No. 1-7215

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

Yes X  No
    -

As of the filing date, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $345,000. The market value is based on $.1400 as of September 10, 1999, which is the last recorded trade. During the quarter, actual trades of relatively small amounts of the Company's shares of stock have ranged in transaction price from $.1400-$.2200.

Common Stock, Par Value                           $1.33-1/3
Outstanding at September 30, 1999.                2,462,973 shares

Documents incorporated by reference: None

                             PEERLESS TUBE COMPANY
                               TABLE OF CONTENTS

                                                                                          Page
Part I         Financial Information

     Item I    Financial Statements (Unaudited)

               Balance Sheets as of September 30, 1999 (Unaudited) and  December              3
               31, 1998

               Statement of Operations for the Quarters Ended September 30, 1999            4-5
               and 1998 (Unaudited) and for the nine-month periods ended September
               30, 1999 and 1998 (Unaudited).

               Statement of Cash Flows - for the nine-month periods ended                     6
               September 30, 1999 and 1998. (Unaudited)

               Notes to the Consolidated Financial Statements                               7-9

     Item II   Management's Discussions & Analysis of the Financial Conditions and        10-11
               Results of Operations

Part II        Other Information

               Item 5                                                                        11

               Item 6                                                                        11

               Signatures                                                                    12

                                                                       (Unaudited)

Peerless Tube Company
Balance Sheet                                                       September 30, 1999    December 31, 1998
                                                                    ------------------    -----------------
                                                                        (rounded to nearest thousand)
Assets

Current assets:
Cash                                                                $      21,000         $          15,000
Accounts receivable, less allowance for doubtful accounts of            1,674,000                 1,184,000
$100,000.
Inventories                                                               841,000                 1,233,000
Prepaid expenses and other current assets                                 109,000                    86,000
                                                                    ---------------------------------------
     Total current assets                                           $   2,645,000         $       2,518,000

Property, plant and equipment, net                                      1,598,000                 2,138,000
Deferred tax assets, net of valuation allowance of $5,862,000
                                                                    ---------------------------------------
     Total assets                                                   $   4,243,000         $       4,656,000
===========================================================================================================

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable                                                    $   1,003,000         $       2,004,000
Accrued liabilities                                                       488,000                 1,145,000
Revolving credit line                                                   1,324,000                   868,000
Current portion of long-term debt                                         311,000                   236,000
                                                                    ---------------------------------------
     Total current liabilities                                          3,126,000                 4,253,000

Long term debt                                                          1,792,000                   651,000
Other liabilities                                                         223,000                   303,000
                                                                    ---------------------------------------
     Total liabilities                                                  5,141,000                 5,207,000

Commitments and contingencies
Stockholders' Deficiency:
 Common stock, $1.33-1/3 par value; authorized 5,000,000 shares;        3,383,000                 3,383,000
  issued and outstanding 2,536,935 shares
 Additional paid-in capital                                            14,439,000                14,439,000
 Accumulated deficit                                                   18,375,000                18,028,000
 Less 73,962 shares of stock in treasury, at cost                        (345,000)                 (345,000)
                                                                    ---------------------------------------
 Stockholders' deficiency                                                 898,000                   551,000
                                                                    ---------------------------------------
     Total liabilities and stockholders' deficiency                 $   4,243,000         $       4,656,000
===========================================================================================================

    The accompanying notes should be read in conjunction with the financial statements.

                                                                                        (Unaudited)
Peerless Tube Company
Statement of Operations For the Quarter Ended                            September 30, 1999      September 30, 1998
                                                                         ------------------      ------------------
                                                                (rounded to nearest thousand except per share amount)
Net sales                                                                       $ 3,536,000             $ 4,074,000

Cost of sales                                                                     3,107,000               4,005,000
                                                                ---------------------------------------------------

Gross profit                                                                        429,000                  69,000

Selling, general, and administrative expenses                                       473,000                 475,000
                                                                ---------------------------------------------------

Loss from operations                                                                 44,000                 406,000

Interest expense                                                                    107,000                  62,000

Other income (expense) - net                                                          1,000                  (1,000)
                                                                ---------------------------------------------------
Net loss                                                                            150,000                 469,000
===================================================================================================================

Accumulated deficit:
Beginning of period                                                              18,225,000              17,266,000
                                                                ---------------------------------------------------
End of period                                                                    18,375,000              17,735,000

===================================================================================================================
Net loss per share                                                              $       .06             $       .19
===================================================================================================================

Weighted average shares outstanding                                               2,462,973               2,462,973
===================================================================================================================

   The accompanying notes should be read in conjunction with the financial statements.

                                                                                         (Unaudited)
Peerless Tube Company
Statement of Operations For the Nine Months Ended                        September 30, 1999      September 30, 1998
                                                                         ------------------      ------------------
                                                              (rounded to nearest thousand except per share amount)
Net sales                                                                       $10,751,000             $11,688,000

Cost of sales                                                                     9,897,000              11,451,000
                                                              -----------------------------------------------------
Gross profit                                                                        854,000                 237,000

Selling, general, and administrative expenses                                     1,313,000               1,582,000
                                                              -----------------------------------------------------


Loss from operations                                                                459,000               1,345,000

Interest expense                                                                    223,000                 203,000

Other income - net                                                                  335,000                   1,000
                                                              -----------------------------------------------------
Net loss                                                                            347,000               1,547,000
===================================================================================================================

Accumulated deficit:
Beginning of period                                                              18,028,000              16,188,000

End of period                                                                    18,375,000              17,735,000
===================================================================================================================

Net loss per share                                                              $       .14             $       .63
===================================================================================================================

Weighted average shares outstanding                                               2,462,973               2,462,973
===================================================================================================================

    The accompanying notes should be read in conjunction with the financial statements.

                                                                                         (Unaudited)
Peerless Tube Company
Statement of Cash Flows For the Nine Months Ended                        September 30, 1999       September 30, 1998
                                                                         ------------------       ------------------
                                                                                (rounded to nearest thousand)
Cash flows from operating activities:

Net loss                                                                        $   347,000               $1,547,000

Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation and amortization                                                       540,000                  641,000

Provision for bad debts                                                                                      (85,000)

(Increase) decrease in operating assets:

Accounts receivable                                                                (490,000)                (139,000)

Inventories                                                                         392,000                  865,000

Prepaid expenses and other current assets                                           (23,000)                 (96,000)

Increase (decrease) in operating liabilities:

Accounts payable                                                                 (1,001,000)                 348,000

Accrued liabilities                                                                (657,000)                (167,000)

Other liabilities                                                                   (80,000)                 (60,000)

                                                                         -------------------------------------------

Net cash used in operating activities                                             1,666,000                  240,000

                                                                         -------------------------------------------
Cash flows from financing activities:

Net borrowing under credit line                                                     456,000                  245,000

Increase (reduction) of long term debt and current maturities                     1,216,000                 (173,000)
                                                                         -------------------------------------------

Net cash provided by financing activities                                         1,672,000                   72,000

                                                                         -------------------------------------------

Net increase (decrease) in cash                                                       6,000                 (168,000)


Cash - beginning of the period                                                       15,000                  190,000
                                                                         -------------------------------------------

Cash -  end of period                                                           $    21,000               $   22,000
====================================================================================================================

   The accompanying notes should be read in conjunction with the financial statements.

PEERLESS TUBE COMPANY
NOTES TO FINANCIAL STATEMENTS

NOTE 1: PREPARATION OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report Form 10-K for the year ended December 31, 1998 and the Quarterly Report Form 10-Q for the Quarters ended June 30, 1999 and March 31, 1999.

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

Although the competition remains strong in all areas of the business, the Company has been able to increase its market share in the aluminum tube product line with sales up 57% from the prior year. Sales in the aluminum can product line have decreased by 16% during the same period, largely due to increased competition.

NOTE 3: DEBT RESTRUCTURING

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

There are minimum borrowing requirements of $1,500,000 and the maximum amount available under the combined borrowings is $5,000,000. The Company has pledged substantially all of its assets as collateral for these loans. In addition, the agreement requires the Company to comply with various financial covenants including restrictions on the amounts of capital expenditures and a prohibition on the payment of dividends on the Company's common stock.

Proceeds from these borrowings were used to 1) repay the existing asset based lender in full; 2) pay the $640,000 remaining due from the lawsuit verdict in favor of a former employee; and 3) to pay all real estate and other taxes as well as other past due accounts payable.


NOTE 4: INVENTORIES
Inventories are comprised of the following:

Inventories                                                 September 30, 1999      December 31, 1998
Raw materials                                                         $283,000              $  648,000

Work-in-process                                                         27,000                  27,000

Finished goods                                                         531,000                 558,000
                                                                 --------------------------------------
       Total                                                          $841,000              $1,233,000
                                                                 =======================================


NOTE 5: ACCRUED LIABILITIES
Accrued liabilities are comprised of the following:

Accrued Liabilities                                         September 30, 1999      December 31, 1998
Payroll, payroll taxes, and payroll related costs                     $226,000             $  208,000

Legal and professional                                                 130,000                470,000

All other                                                              132,000                467,000
                                                                --------------------------------------
       Total                                                          $488,000             $1,145,000
                                                                =======================================

NOTE 6 - LONG-TERM DEBT
Long-term debt is comprised of the following:

Long-Term Debt                                               September 30, 1999        December 31, 1998
Equipment loan secured by substantially all the                      $2,099,000                $ 822,000
Company's property, plant and equipment payable to a
lender, restructured during July 1999, payable in
equal monthly installments through July 31, 2006.  The
loan bears interest at prime +3.0%

Various purchase money capital leases for manufacturing                   4,000                   65,000
and office equipment, final payments due in 1999, with
interest rates at an average 18%
                                                              --------------------------------------------
                                                                      2,103,000                  887,000
Less current portion                                                   (311,000)                (236,000)
                                                              ---------------------------------------------
Long-term debt                                                       $1,792,000                $ 651,000
                                                              =============================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
CONDITION & RESULTS OF OPERATIONS

SALES AND RESULTS OF OPERATIONS 1999 COMPARED TO 1998

Sales

Sales for the quarter ended September 30, 1999 and 1998 totaled $3,536,000 and $4,074,000 respectively. The sales for the nine months ended September 30, 1999 and 1998 were $10,751,000 and $11,688,000 respectively, resulting in a decrease of $937,000 or 8.0%.

The breakdown of overall sales from all sources for the third quarter ended September 1999 and 1998 respectively was as follows:

       Net Sales               3/rd/ Quarter       3/rd/ Quarter           $                 %
                                   1999                1999              Change            Change
       Cans                    $ 3,033,000         $ 3,713,000            ($680,000)        (19.3%)
       Metal Tubes                 258,000             199,000          $    59,000          29.6%
       Miscellaneous               245,000             162,000          $    83,000          51.2%
                               -----------         -----------          -----------
       Total                   $ 3,536,000         $ 4,074,000            ($538,000)        (13.2%)
                               ===========         ===========          ===========

In the third quarter ending September 30, 1999, one customer accounted for 25% of the Company's sales. Year-end margins for 1999 will be effected by the product sales mix for the last quarter of 1999.

Gross Profit Trends and Discussion

The total decrease in sales for the quarter and nine months ended September 30, 1999 as compared with the quarter and nine months September 30, 1998 is $538,000 and $937,000 respectively. The decrease in sales for the nine months ended September 1999 vs. September 1998 is a combination of two things; a decrease in sales to a major customer which has been offset by significant new customers and increases to other existing customers. The increase in business to new and expanded customers has accelerated in the 4th quarter.

The gross profit on sales for the quarter ended September 30, 1999 was $429,000 or 12.0% on sales of $3,536,000 as compared with the quarter ended September 30, 1998, when the gross profit was $69,000 or 1.7% on sales of $4,074,000. For the nine months ended September 30, 1999 the gross profit was $854,000 or 7.9% on sales of $10,751,000 compared to $237,000 or 2.0% on sales of $11,588,000 for the nine months ended September 30, 1998. The increase in gross profit for the quarter and nine months ended September 30, 1999 as compared to the quarter and nine months ended September 30, 1998 is mainly a result of lower raw material costs and better labor utilization.

The Company's gross margins are sensitive to product mix and sales volume. The Company continues to review its plant utilization and its utilization of personnel.


Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 1999 were $473,000 or 13.4% of sales. For the nine months ended September 30, 1999, selling, general and administrative expenses totaled $1,313,000 or 12.2% of sales. For the quarter ended September 30, 1998, selling, general and administrative expenses were $475,000 or 11.7% of sales and for the nine months ended September 30, 1998 they were $1,582,000 or 13.5% of sales.

Interest Expense and Other Expenses, net

Interest expense for the quarter ended September 30, 1999 was $107,000 as compared to $62,000 in 1998.


Liquidity and Capital Resources

The Company has negative working capital of $480,000 at September 30, 1999 which is approximately a $1,255,000 increase in working capital from December 31, 1998.

For the nine months ended September 30, 1999 cash used in operating activities was $1,666,000 as compared with $240,000 for the same period in 1998.

As of September 30, 1999 the Company had cash and cash equivalents of approximately $21,000. Net cash used in operations as of September 30, 1999 was $1,666,000. Through September 30, 1999, cash provided by financing activities was $1,672,000 principally obtained with the new financing agreement. As of September 30, 1999, the net decrease in cash from December 31, 1998 was $1,000.


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