Form 10-K
period 1999-12-31
PEERLESS TUBE CO
filed 2000-04-14
CIK 76958

SECURITIES EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                      10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1999           Commission File No. 1-7215


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

Yes  [X] No [ ]

On March 1, 2000, the aggregate market value of the voting stock held by non affiliates of the Registrant was approximately $923,615. The market value is based on the bid price of $ .3750 as of March 1, 2000. Over the last 52 weeks, actual trades of relatively small amounts of the Company's shares of stock have ranged in transaction price from $ .1250 - $ .3750.

Common Stock, Par Value                            $1.33-1/3
Outstanding at March 1, 2000.               2,462,973 shares


Documents incorporated by reference:

Part I and II: Annual  Report to  Shareholders  for the Year Ended  December 31,
1999.



PEERLESS TUBE COMPANY 1999 ANNUAL REPORT FORM 10-K                             1

                                TABLE OF CONTENTS


                Item                                                                                           Page
Part I.         1        Business                                                                                 3
                2        Properties                                                                               6
                3        Legal Proceedings                                                                        6
                4        Submission of Matters to a Vote of Security Holders                                      6

Part II.        5        Market for the Registrant's Common Stock and Related Stockholder Matters.                8
                6        Selected Financial Data                                                                  8
                7        Management's Discussion and Analysis of Financial Condition and Results of Operations    8
                8        Financial Statements and Supplementary Data                                              8
                9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     8
Part III.       10       Directors and Executive Officers of the Registrant                                       9
                11       Executive Compensation                                                                   9
                12       Security Ownership of Certain Beneficial Owners and Management                           9
                13       Certain Relationships and Related Transactions                                           9

Part IV.        14       Exhibits, Financial Statement Schedules and Reports on Form 8-K                         10

                         Signatures


PEERLESS TUBE COMPANY 1999 ANNUAL REPORT FORM 10-K                             2

                                     PART I


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

The tube industry is comprised of plastic, laminate, and metal products. The major markets are pharmaceutical, dentifrice, cosmetic, and personal care. The estimated annual tube volume is 2.95 billion units. The metal tube market, which represents the Company's segment of the market, has become a small part of the Company's overall sales mix.

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


                                 SALES 1997-1999



Description                           1999                    1998                     1997
Seamless aerosol cans             $12,280,000             $14,300,000             $15,152,000
Collapsible metal tubes             1,279,000                 782,000                 844,000
Miscellaneous                         822,000                 475,000                 292,000
                                  -----------             -----------             -----------
Total                             $14,381,000             $15,557,000             $16,288,000
                                  ===========             ===========             ===========

The Company supplies approximately 100 customers including 15-20 major accounts. In 1999, two customers accounted for 45% (32% and 13%) of the Company's sales.
In 1998, two customers accounted for 60% (48% and 12%) of the Company's sales. In 1997, sales to two customers accounted for 61% (27% and 34%) of the Company's sales.

Excess capacity in the industry has had an adverse effect on the Company. However, steps are currently being taken to implement operational changes and reduce costs in order to offset the loss in volume.

The current sales backlog of production orders and inventory on hand is slightly less than last year. This position can change rapidly as customers release new orders or adjust desired quantities. The Company's production is against firm orders and subject to firm and final pricing.


PEERLESS TUBE COMPANY 1999 ANNUAL REPORT FORM 10-K                             3

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

   6.    Packaging the product.

Solid aluminum slugs are first fed through a hopper into an impact extrusion press 250-400 tons pressure at impact point. Then the containers, now recognizable as such, are fed by conveyors, during which time a micrometer and other tests are made periodically to check wall and bottom thickness, into a trimmer that shears the side wall to correct length. After the container shells have been trimmed, the containers are conveyed through one or more ovens and washing tanks. Then they are fed back onto a production line where they are spun on spindles or other transfer devices, and sprayed with coats of the desired internal resin liner. To set these resins for maximum resistance to certain product corrosivity, the containers are preheated and baked in an oven at very high temperatures (over 500(Degree) F). A vinyl or epoxy-type base coat of the desired color is then sprayed on the outside of the container. After going through another drying oven, the containers are positioned for lithography (of up to six colors) on an offset press and then dried. If specifications call for a high degree of protection of the container finish against possible marring by product spray or drip, the containers are then given a coating with an external clear lacquer, usually of the epoxy type. After final drying, a "rolling" machine turns the neck inward or outward, so that the lip touches the inside of the neck to form a continuous interior circumferential bead leaving the mouth circular. In addition to product compatibility discussed below, this necking process, plus the seamless construction and the exceptionally high bursting strength, gives the aerosol its chief selling appeal from a technical standpoint; while the seamless construction combined with the printing capability provides the aesthetic appeal and marketability. The finished products, at a rate of up to 150 per minute, are packed for shipment to the customer.

Though each container has the same physical characteristics, they may differ widely as to special features. Selection of internal liners, lithographic print inks, base coat formulation and external lacquers are all conditioned by the chemical characteristics of product and propellant and how each reacts with the other. Also acting to differentiate the containers of one customer from those of another are the form of product dispersal, the type of metal or plastic overcap, and possible corrosive characteristics of the valve components intended for a particular product. The Company obtains samples of all the components after the custom filler or marketer has achieved product and propellant compatibility, and parallel tests are conducted to evolve the right liners and coatings to use so that they fit the particular product. Frequently, the customer changes his source of supply, and seemingly minor changes may throw out all the formulation specifications.

PEERLESS TUBE COMPANY 1999 ANNUAL REPORT FORM 10-K                             4

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


PEERLESS TUBE COMPANY 1999 ANNUAL REPORT FORM 10-K                             5

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

ITEM 3: LEGAL PROCEEDINGS

In January 1998, a jury verdict was rendered against the Company in a lawsuit filed by a former employee alleging age discrimination and breach of contract. The amount of damages and attorney's fees awarded to the employee approximated $638,000. On June 5, 1998, a settlement agreement with the former employee was reached whereby the Company would pay, over a two year period, a total of $700,000 including interest, of which $60,000 was paid in 1998. In June 1999, as part of a further agreement, $600,000 was paid as full and final settlement of the suit.

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

PEERLESS TUBE COMPANY 1999 ANNUAL REPORT FORM 10-K                             6


                                           EXECUTIVE OFFICERS OF THE REGISTRANT

Name, position                              Officer    Age                                   Business Background
                                             since
------------------------------------------------------------------------------------------------------------------------------------
Frederic Remington, Chairman of the          1965       70            Elected to the Board of Directors in 1965. Joined the Company
Board, Chief Executive Officer                                        in 1950  after  attending  Temple  University  and New Jersey
                                                                      Institute  of   Technology,   formerly   Newark   College  of
                                                                      Engineering.   Vice  President,   Operations  in  1968,  Vice
                                                                      President,   Engineering  in  1977,  Senior  Vice  President,
                                                                      Engineering  in 1986 and  Chairman  of the  Board  and  Chief
                                                                      Executive Officer in 1989.
Richard W. Potts, President and              1970       63            Elected  to the  Board  of  Directors  in 1970.  Bachelor  of
Director                                                              Science  degree from  Rensselaer  Polytechnic Institute and a
                                                                      Masters  Degree from Newark College of Engineering   (NJIT).
                                                                      Joined the  Company  in 1963.  Vice  President,  Manufacturing
                                                                      since  1968.  Senior  Vice  President,   Production  in  1986.
                                                                      President and Chief Operating  Officer in 1989.  Member of the
                                                                      Executive Committee of the Board. Ann Gaccione, Secretary 1992
                                                                      62 Joined the Company in 1978. Secretary, 1978-1988; assistant corporate  secretary,  1989-1991;  and executive secretary and administrative assistant to the Chairman of the Board, 1989 to present.



PEERLESS TUBE COMPANY 1999 ANNUAL REPORT FORM 10-K                            7

                                     PART II


ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Peerless Tube Company Corporation Common Stock is traded over-the-counter. The Company is traded under the symbol PLSU. There has been a relatively small number of trades during 1999.

The range of the high and low common stock sale's prices as reported by the NASD bulletin board over the counter for each of the quarters for the years ended December 31, 1999, 1998, and 1997 are listed as follows:

     QUARTER              1999             1998              1997
------------------- ----------------- ---------------- -----------------
        1               $0.4400           $0.3125          $0.6250
                        $0.3750           $0.2600          $0.4375
        2               $0.4400           $0.4375          $0.3750
                        $0.4400           $0.2800          $0.3125
        3               $0.6250           $0.2800          $0.5000
                        $0.5000           $0.1250          $0.3125
        4               $0.6600           $0.2500          $0.3750
                        $0.3750           $0.0625          $0.3000
------------------- ----------------- ---------------- -----------------

There were no stock or cash dividends declared or paid since 1989. Under the Company's loan agreement, the Company is restricted from the payment of dividends.

The approximate number of record holders of the Company's Common Stock, at December 31, 1999, was 1,100.

ITEM 6: SELECTED FINANCIAL DATA

The information included under the caption Selected Financial Data Five Years Ended December 31, 1999 at page 17 of the Company's 1999 Annual Report to shareholders is incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" at pages 13-16, management section, of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements, together with the reports therein of Goldstein Golub Kessler LLP dated March 1, 2000 appear on pages 1-12, auditor's section, of the Company's 1999 annual report to shareholders.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on any auditing , accounting or financial disclosure in 1999.

PEERLESS TUBE COMPANY 1999 ANNUAL REPORT FORM 10-K                             8

                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information, relating to the directors of the Registrant, as well as information relating to compliance with section 16(a) of the Securities Exchange Act of 1934 is contained in a definitive Proxy statement primarily involving election of directors and appointment of independent accountants. The Registrant is simultaneously filing this document with the Securities and Exchange Commission pursuant to Regulation 14a, and such information is incorporated by reference. Certain other information relating to the Executive Officers of the Registrant appears at page 7 of this Form 10-K Annual Report.

ITEM 11: EXECUTIVE COMPENSATION

Information relating to executive compensation is also contained in the Proxy statement referred to above in Item 10: Directors and Executive Officers of the Registrant, and such information is incorporated by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners and management is also contained in the Proxy statement referred to above in Item 10: Directors and Executive Officers of the Registrant, and such information is incorporated by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions can be found in Note 11 to the consolidated financial statements and on page 7, management section, of the Company's 1999 annual report to stockholders and incorporated herein by reference.

PEERLESS TUBE COMPANY 1999 ANNUAL REPORT FORM 10-K                             9

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

                                                                                                  Annual Report to
                                                                                                    Shareholders
                                                                                                         Page
         Description

(1)      Consolidated Financial Statements*:
         Independent Auditors Report                                                                     1
         Consolidated Balance Sheets as of December 31, 1999 and 1998                                    2
         Consolidated Statements of Operations and Accumulated Deficit For the Years Ended
          December 31, 1999, 1998, and 1997                                                              3
         Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997
         Notes to the Consolidated Financial Statements                                                 5-12
(2)      Consolidated Financial Statement Schedules:
             None Required
             No reports on Form 8-K were filed during the last  quarter  covered by this report.
             All  other  documents  have  been  filed  and are  incorporated  by reference.

* The consolidated financial statement schedules should be read in conjunction with the Consolidated Financial Statements incorporated by reference in Item 8 of the Form 10-K Annual Report. Schedules other than those listed above have been omitted because of the absence of the conditions under which they are required or because information required is shown in the consolidated financial statements or the notes thereto.

PEERLESS TUBE COMPANY 1999 ANNUAL REPORT FORM 10-K                            10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PEERLESS TUBE COMPANY

                              Registrant

                              By:


                              ---------------------------------------
                              Frederic Remington, Jr.
                              Chairman of the Board and Chief Executive Officer


                              By:


                              ---------------------------------------
                              Richard W. Potts
                              President and Director


PEERLESS TUBE COMPANY 1999 ANNUAL REPORT FORM 10-K                            11

OUR  VISION                             We  will  be one of the  leaders  in the
                                        packaging   industry,    successful   in
                                        everything we do.
--------------------------------------------------------------------------------
OUR                                     We will achieve  our vision  by  being a
COMMITMENT                              Total  Quality   Company,   continuously
                                        improving  our  processes to satisfy our
                                        internal and external customers.
--------------------------------------------------------------------------------
OUR  VALUES                             CUSTOMERS  - Our  first  priority  is to
                                        satisfy our customers.

                                        PEOPLE - We help our employees improve their skills, encourage them to take risks, treat them fairly, and recognize their accomplishments, asking them to approach their jobs with passion and commitment.

                                        TEAMWORK - We build trust and teamwork with open, candid communications. We work together and share technologies and best practices with our suppliers and customers.

                                        INNOVATION - We accept change as the rule, not the exception, and drive it by encouraging creativity.

                                        PERFORMANCE - We encourage the highest expectations, set ambitious goals, and quite simply strive to be the best.


PEERLESS TUBE COMPANY 1999 ANNUAL REPORT FORM 10-K                            12

SALES AND RESULTS OF OPERATIONS 1999 COMPARED TO 1998


SALES

Net sales for the year ended December 31, 1999 decreased $1,176,000 or 8% on sales of $14,381,000 when compared to 1998 net sales of $15,557,000. Aerosol volume for 1999 was $12,280,000 as compared with sales for 1998 of $14,300,000 or a decrease of 14%. Aluminum tube sales for 1999 were $1,279,000 as compared with 1998 tube sales of $782,000 or an increase of 64%. Miscellaneous sales for 1999 totaled $822,000 as compared to $475,000 in 1998. The decrease in sales was a result of a slight decrease in sales to a major customer.

In 1999, the Company's sales to two customers accounted for 45% (32% and 13%) of the Company's total sales. In 1998, two customers accounted for 60% (48% and 12%) of the Company's sales.

GROSS MARGIN TRENDS AND DISCUSSION

The gross profit for the years ended December 31, 1999 and December 31, 1998 was $1,242,000 or 8.6% of sales and $303,000 or 2.0% of sales, respectively. This was primarily the result of lower aluminum costs and reduced factory personnel.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended December 31, 1999 were $1,518,000 or 11% of sales as compared to $1,874,000 or 12% of sales for the year ended December 1998.

INTEREST EXPENSE, AND OTHER INCOME, NET

Interest expense for the year ended December 31, 1999 was $335,000 as compared to $270,000 in 1998.

Other income for the year ended December 31, 1999 was $336,000 as compared to $1,000 for the year ended December 31, 1998. In February 1999, the Company received a payment of $321,000 as the result of the final closing of their pension plan.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a negative working capital of $421,000 at December 31, 1999. This was a $1,314,000 increase from the negative working capital of $1,735,000 at December 31, 1998.

Cash at December 31, 1999 was $50,000 or an increase of $35,000 when compared to the same date in 1998. In order to meet cash requirements during 1999, the Company went through a refinancing, decreasing its current liabilities by $1,427,000 and increasing long term debt by $1,064,000.

The Company has a working capital loan secured by the Company's accounts receivables and inventories.

Management   must  monitor  its  cash   resources   very  closely.   Operational
improvements, aggressive marketing, and favorable aluminum pricing will be required in order to improve cash availability.

PEERLESS TUBE COMPANY 1999 ANNUAL REPORT FORM 10-K                            13

SALES AND RESULTS OF OPERATIONS 1998 COMPARED TO 1997


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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a negative working capital of ($1,735,000) at December 31, 1998. This was a $1,582,000 decrease from the working capital of ($153,000) at December 31, 1997.

Cash at December 31, 1998 was $15,000 or a decrease of $153,000 when compared to the same date in 1997. In order to meet cash requirements during 1998, the Company was required to increase its line of credit in order to minimize the drain in working capital and help in the net repayment of debt. The increase to the line of credit was $271,000.

The Company has a working capital loan secured by the Company's accounts receivables and inventories.

Management   must  monitor  its  cash   resources   very  closely.   Operational
improvements, aggressive marketing, and favorable aluminum pricing will be required in order to improve cash availability.

PEERLESS TUBE COMPANY 1999 ANNUAL REPORT FORM 10-K                            14

SALES AND RESULTS OF OPERATIONS 1997 COMPARED TO 1996


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

In 1997, the Company's sales to two customers accounted for 61% (27% and 34%) of the Company's total sales. In 1996 three customers accounted for 55% (22%, 21% and 12%) of the Company's sales.

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

PEERLESS TUBE COMPANY 1999 ANNUAL REPORT FORM 10-K                            15

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


PEERLESS TUBE COMPANY 1999 ANNUAL REPORT FORM 10-K                            16


Peerless Tube Company Selected Financial
Data Five Years Ended December 31,                1999             1998             1997            1996            1995
                                                  ----             ----             ----            ----            ----

                                    Net sales   $14,381,000      $15,557,000      $16,288,000     $23,616,000     $29,793,000
                            Net income (loss)     ($275,000)     ($1,840,000)     ($2,739,000)       $766,000     ($1,775,000)
Weighted average number of shares outstanding     2,462,973        2,462,973        2,462,973       2,462,973       2,462,973
                  Net income (loss) per share        ($0.11)          ($0.75)          ($1.11)          $0.31          ($0.72)
                      Cash dividends declared            $0               $0               $0              $0              $0
                    Working capital (deficit)     ($421,000)     ($1,735,000)       ($153,000)      ($225,000)        $31,000
                                Current ratio           .85              .59
      Property, plant and equipment - at cost   $19,700,000      $19,700,000      $19,700,000     $19,638,000     $24,490,000
                     Accumulated depreciation   $18,282,000      $17,562,000      $16,714,000     $15,514,000     $16,407,000
          Property, plant and equipment - net    $1,418,000       $2,138,000       $2,986,000      $4,124,000      $8,083,000
                                 Total assets    $3,988,000       $4,656,000       $6,429,000     $10,030,000     $15,443,000
                               Long-term debt    $1,715,000         $651,000         $891,000        $484,000      $4,009,000
                            Total liabilities    $4,814,000       $5,207,000       $5,140,000      $6,002,000     $12,181,000
                Stockholders equity (deficit)     ($826,000)       ($551,000)      $1,289,000      $4,028,000      $3,262,000
                         Debt to equity ratio           N/A              N/A              4.1             1.5             3.7


*For the year ended December 31, 1996, the net income included a recognized gain of $1,555,000, net of Puerto Rico capital gains tax, in connection with the termination of the sale leaseback of the Puerto Rico facility.

PEERLESS TUBE COMPANY 1999 ANNUAL REPORT FORM 10-K                            17

PEERLESS TUBE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

                                                           PEERLESS TUBE COMPANY

                                                                        CONTENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT                                                1


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheet                                                            2
   Statement of Operations and Accumulated Deficit                          3
   Statement of Cash Flows                                                  4
   Notes to Consolidated Financial Statements                             5 - 12

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Peerless Tube Company

We have audited the accompanying consolidated balance sheets of Peerless Tube Company as of December 31, 1999 and 1998, and the related consolidated statements of operations and accumulated deficit, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peerless Tube Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the notes to consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows and has a stockholders' deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 1, 2000



                                                                                                               PEERLESS TUBE COMPANY


                                                                                                          CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                     1999                        1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (rounded to nearest thousand)

ASSETS

Current Assets:
  Cash                                                                                       $     50,000              $     15,000
  Accounts receivable, less allowance for doubtful
   accounts of $100,000                                                                         1,373,000                 1,184,000
  Inventories                                                                                     919,000                 1,233,000
  Prepaid expenses and other current assets                                                        63,000                    86,000

-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                      2,405,000                 2,518,000

Property, Plant and Equipment, net                                                              1,418,000                 2,138,000

Deferred Financing Costs                                                                          165,000

Deferred Tax Assets, net of valuation allowance of $5,701,000 and $5,862,000, respectively

-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                           $  3,988,000              $  4,656,000
===================================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable                                                                           $    740,000              $  2,004,000
  Accrued liabilities                                                                             595,000                 1,145,000
  Revolving credit line                                                                         1,184,000                   868,000
  Current portion of long-term debt                                                               307,000                   236,000
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                                 2,826,000                 4,253,000

Long-term Debt                                                                                  1,715,000                   651,000

Other Liabilities                                                                                 273,000                   303,000
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                         4,814,000                 5,207,000
-----------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Deficiency:
  Common stock - $1.33-1/3 par value; authorized
   5,000,000 shares; issued 2,536,935 shares                                                    3,382,000                 3,382,000
  Additional paid-in capital                                                                   14,439,000                14,439,000
  Accumulated deficit                                                                         (18,303,000)              (18,028,000)
  Less 73,962 shares of stock in treasury, at cost                                               (344,000)                 (344,000)
-----------------------------------------------------------------------------------------------------------------------------------
      STOCKHOLDERS' DEFICIENCY                                                                   (826,000)                 (551,000)
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                         $  3,988,000              $  4,656,000
===================================================================================================================================

                                                               The  accompanying  notes  and  independent  auditor's  report  should be read in conjunction with the consolidated financial statements




                                                                                                               PEERLESS TUBE COMPANY
                                                                        CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                                      1999                   1998                     1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                          (rounded to nearest thousand except per share amounts)

Net sales                                                                $ 14,381,000           $ 15,557,000           $ 16,288,000

Cost of sales                                                              13,139,000             15,254,000             16,060,000
-----------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                1,242,000                303,000                228,000

Selling, general and administrative expenses                                1,518,000              1,874,000              2,778,000
-----------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                                         (276,000)            (1,571,000)            (2,550,000)
-----------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest expense                                                           (335,000)              (270,000)              (278,000)
  Other income, net                                                           336,000                  1,000                 89,000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                1,000               (269,000)              (189,000)
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                     (275,000)            (1,840,000)            (2,739,000)

Accumulated deficit at beginning of year                                  (18,028,000)           (16,188,000)           (13,449,000)
-----------------------------------------------------------------------------------------------------------------------------------
Accumulated deficit at end of year                                       $(18,303,000)          $(18,028,000)          $(16,188,000)
===================================================================================================================================

Basic loss per share                                                     $       (.11)          $       (.75)          $      (1.11)
===================================================================================================================================

Weighted-average shares outstanding                                         2,462,973              2,462,973              2,462,973
===================================================================================================================================

                                                                          The accompany notes and independent auditor's report shall be read in conjunction with the consolidated financial statements




                                                                                                               PPERLESS TUBE COMPANY
                                                                                                CONSOLIDATED STATEMENT OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31,                                                               1999                1998              1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                (rounded to nearest thousand)

Cash flows from operating activities:
  Net loss                                                                          $  (275,000)      $(1,840,000)      $(2,739,000)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                                       735,000           848,000         1,200,000
    Pension costs                                                                                                           625,000
    Provision for bad debts                                                                              (110,000)          (25,000)
    (Increase) decrease in operating assets:
      Accounts receivable                                                              (189,000)          (91,000)        1,237,000
      Inventories                                                                       314,000           981,000           446,000
      Prepaid expenses and other current assets                                          23,000           (40,000)           95,000
      Other assets                                                                                         10,000            48,000
    Increase (decrease) in operating liabilities:

      Accounts payable                                                               (1,264,000)           14,000          (583,000)
      Accrued liabilities                                                              (550,000)          378,000          (722,000)
      Other liabilities                                                                 (30,000)         (360,000)          593,000
-----------------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY (USED IN) OPERATING
         ACTIVITIES                                                                  (1,236,000)         (210,000)          175,000
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) under credit line                                         316,000           271,000          (522,000)
  Proceeds from (reduction of) long-term debt and
   current maturities                                                                 1,135,000          (236,000)         (242,000)
  Proceeds from long-term debt                                                                                              552,000
  Payment of deferred financing costs                                                  (180,000)
-----------------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY (USED IN) FINANCING
         ACTIVITIES                                                                   1,271,000            35,000          (212,000)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                          35,000          (175,000)          (37,000)
Cash at beginning of year                                                                15,000           190,000           227,000
-----------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                                 $    50,000       $    15,000       $   190,000
===================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                            $   335,000       $   270,000       $   278,000
===================================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
  Capital lease obligations incurred for acquisition
   of property and equipment                                                                                            $    62,000
===================================================================================================================================

                                                                      The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements



                                                           PEERLESS TUBE COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------
1.  BUSINESS         Peerless Tube Company (the "Company") supplies  collapsible
    ORGANIZATION metal tubes and seamless aluminum aerosol containers to AND SIGNIFICANT national marketers primarily in the pharmaceutical,
    ACCOUNTING       cosmetic and toiletry industries.  Manufacturing facilities
    POLICIES:        are located in Bloomfield, NJ.

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

                     Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards and warrants. Diluted EPS is not presented since the effect would be antidilutive.

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

                                                           PEERLESS TUBE COMPANY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

                     107 as cash, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 1999 and 1998, management believes that the carrying amount of the revolving credit line approximates fair value because of the short maturity of this financial instrument. The carrying value of the Company's long-term debt is considered to approximate fair value based upon current borrowing rates offered to the Company.

                     Costs incurred in 1999 in the amount of approximately $180,000 in connection with obtaining the borrowings described in Note 8 have been deferred and are being amortized over the terms of the borrowing by the straight-line method. Accumulated amortization at December 31, 1999 is approximately $15,000.

                     Advertising costs are expensed as incurred. For the years ended December 31, 1999 and 1998, advertising expense was $29,000 and $73,000, respectively.

2.  BUSINESS AND     The  accompanying  consolidated  financial  statements have
    DEBT             been  prepared  in  conformity  with   generally   accepted
    RESTRUCTURING:   accounting principles,  which  contemplate  continuation of the Company as a going concern. Since 1988, however, the Company has suffered recurring losses from operations and negative cash flows and currently has a stockholders' deficiency. These conditions raise substantial doubt about its ability to continue as a going concern.

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


                                                                                                               PEERLESS TUBE COMPANY

                                                                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                                   DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
3. ALLOWANCE        Information relating to the allowance for doubtful  accounts is as follows:

                    Balance at beginning of year                                                        $100,000          $ 210,000
                    Deductions or write-off of uncollectible
                    accounts receivable                                                                                    (110,000)
                    ----------------------------------------------------------------------------------------------------------------
                         BALANCE AT END OF YEAR                                                         $100,000          $ 100,000
                    ================================================================================================================
4.  INVENTORIES:    Inventories are comprised of the following:

                    December 31,                                                                          1999              1998
                    ----------------------------------------------------------------------------------------------------------------

                    Raw materials                                                                       $510,000          $ 648,000
                    Work-in-process                                                                                          27,000
                    Finished goods                                                                       409,000            558,000
                    ----------------------------------------------------------------------------------------------------------------
                                                                                                        $919,000         $1,233,000
                    ================================================================================================================

5.  PROPERTY,       Property, plant and equipment is comprised of the following:
    PLANT AND
    EQUIPMENT:                                                                                                          Estimated
                    December 31,                                                       1999              1998          Useful Life
                    ----------------------------------------------------------------------------------------------------------------
                    Land                                                          $   462,000      $   462,000
                    Buildings and improvements                                      4,348,000        4,348,000        10 to 45 years
                    Machinery and equipment                                        13,276,000       13,276,000         7 to 13 years
                    Furniture, fixtures and office
                     equipment                                                      1,614,000        1,614,000         5 to 10 years
                    ----------------------------------------------------------------------------------------------------------------
                                                                                   19,700,000       19,700,000
                    Less accumulated depreciation
                     and amortization                                             (18,282,000)     (17,562,000)
                    ----------------------------------------------------------------------------------------------------------------
                                                                                $   1,418,000      $ 2,138,000
                    ================================================================================================================

                    Substantially  all  of  the  Company's   equipment serves as  collateral  for  short-  and long-term  borrowings
                    (see Notes 8 and 9).

                                                                                                                                   7



                                                                                                               PEERLESS TUBE COMPANY

                                                                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                                   DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------------

6. ACCRUED          Accrued liabilities are comprised of the following:
   LIABILITIES:
                    December 31,                                                           1999                1998
                    ----------------------------------------------------------------------------------------------------------------

                    Payroll, payroll taxes and payroll-related costs                    $168,000         $   208,000
                    Professional fees                                                    145,000             110,000
                    Deferred revenue                                                     105,000             105,000
                    Environmental                                                        100,000             100,000
                    Legal settlement                                                                         360,000
                    All other                                                             77,000             262,000
                    ----------------------------------------------------------------------------------------------------------------
                                                                                        $595,000         $ 1,145,000
                    ================================================================================================================

7.  INCOME TAXES:   The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

                    Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                    December 31,                                                         1999               1998
                    ----------------------------------------------------------------------------------------------------------------

                    Deferred tax assets:
                    Postretirement benefits other than pensions                       $   12,000         $     8,000
                    Accrual differences                                                  123,000             385,000
                    Accounts receivable and inventory valuation
                    allowances                                                           123,000             123,000
                    Net operating loss carryforward                                    5,097,000           5,000,000
                    Investment tax credit carryforward                                   346,000             346,000
                    ----------------------------------------------------------------------------------------------------------------
                                                                                       5,701,000           5,862,000
                    Valuation allowance                                               (5,701,000)         (5,862,000)
                    ----------------------------------------------------------------------------------------------------------------
                                                                                      $  - 0 -           $   - 0 -
                    ================================================================================================================

                    At December 31, 1999, the Company had cumulative net operating loss  carryforwards of approximately  $14,500,000 available to offset future taxable income. These carryforwards will expire in various years through 2014.

                    At December 31, 1999 and 1998, the Company had investment tax credit  carryforwards  of  approximately  $346,000 available to be carried  forward to offset future taxes payable.  A substantial  portion of these  carryforwards will expire in the year 2001.

8.  REVOLVING       During 1999, the Company  terminated its revolving  credit facility with an asset-based working  capital  lender
    CREDIT          and entered into a refinancing agreement with a major national asset-based  lender covering both a new revolving
    FACILITY:       credit facility and a new term loan. This  credit   facility   expires  in  July  2006. Borrowings  are

                                                                                                                                   8



                                                                                                               PEERLESS TUBE COMPANY

                                                                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                                   DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------------


                    based on specified  levels of accounts  receivable and inventories of the Company and bear interest at the prime rate (8.5% at December 31, 1999) plus 3% on the outstanding balance. The maximum amount available under the line of credit is $5,000,000 less the principal  balance of the equipment term loan ($2,022,000 at December 31, 1999)
                    (see Note 9).

                    Certain of the terms of the revolving credit agreement, as amended,  require the pledge of substantially all the
                    Company's assets as collateral.

                    Proceeds  from  these  borrowings  were used to 1) repay the  existing  asset-based  lender in full;  2) pay the
                    $600,000 ($640,000 less $40,000 settlement) remaining due from the lawsuit verdict in favor of a former employee
                    (pursuant to the terms of the settlement  agreement,  the Company paid  $700,000,  including  interest,  to this former employee over a two-year  period.  The settlement award was charged to operations in 1998); and 3) to pay all real estate and other taxes as well as other past due accounts payable.

9.    LONG-TERM     Long-term debt is comprised of the following:
      DEBT:

                    December 31,                                                        1999          19985
                    ---------------------------------------------------------------------------------------

                    Equipment  term loan  payable in  monthly
                    installments  of $25,600  plus interest through
                    July 1,  2006.  The  loan  bears  interest at the prime
                    rate  (8.5% at December 31, 1999) plus 3%.                      $2,022,000     $ 822,000

                    Various purchase money capital leases for
                    manufacturing  and office equipment,  with interest
                    rates  ranging from 11% to 18%.  Final payment
                    made in 1999.                                                                     65,000
                    ----------------------------------------------------------------------------------------
                                                                                     2,022,000       887,000
                    Less current portion                                              (307,000)     (236,000)
                    ----------------------------------------------------------------------------------------
                       LONG-TERM DEBT                                               $1,715,000     $ 651,000
                    ========================================================================================

                    Maturities of long-term debt are as follows:

                    Year ending December 31,
                            2000                                                                   $ 307,000
                            2001                                                                     307,000
                            2002                                                                     307,000
                            2003                                                                     307,000
                            2004                                                                     307,000
                         Thereafter                                                                  487,000
                    ----------------------------------------------------------------------------------------
                                                                                                  $2,022,000
                    ========================================================================================




                                                                                                               PEERLESS TUBE COMPANY

                                                                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                                   DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------------


10. RETIREMENT      The Company  maintained a  noncontributory  defined  benefit plan  covering most of its domestic employees.  The
    PLANS:          plan was formally  terminated  effective August 1, 1997. On or about October 15, 1998,  lump-sum  payments  were made to the remaining  participants in complete settlement of all benefit obligations under the plan. There were residual  assets  remaining in the plan  subsequent to these  lump-sum  payments.  The overfunded  amount,  less termination  charges,  taxes and other required costs,  was not expected to be material and was to revert to the
                    Company.  Therefore,  the prepaid cost of $625,000 at the  termination  date was charged to  operations in 1998.
                    During February 1999, the Company received a final payment of $306,000 for the overfunded  amount which has been reflected in other income at December 31, 1999.

                    Commencing in 1995, the Company offered a 401(k) retirement savings plan to all nonunion full-time employees who have completed one year of employment.  Employees may contribute a percentage of their gross salaries as defined in the plan,  subject to limits prescribed by the Internal Revenue Service.  The Company's  contributions are at the discretion of the board of directors.  Participants are fully vested upon entering the plan. Officers of the
                    Company serve as trustees of the plan. There were no Company  contributions for 1999 and  approximately  $13,000 for 1998.

11. STOCK OPTION    In 1992, the Company  adopted a stock option plan under which incentive stock options may be granted to officers
    PLAN:           and key  employees  to  purchase  up to a maximum of 250,000  shares of common  stock.  The  options  granted to employees  under the plan are to vest and become  exercisable at the rate of 25% per year following the grant of such options provided that certain conditions are satisfied. The stock options are exercisable at a price of not less than 100%, or 110% in the case of a 10% or greater  stockholder,  of the market value at date of grant. The exercise price of options issued is $.52 per share.  All options are exercisable  over a 10-year period,  except for 10% or greater stockholders, in which case the period is 5 years. Activity in stock options during the years was as follows:

                                                                                                                  Weighted-
                                                                                                                   Average
                                                                                                                Exercise Price
                    Year ended December 31,                       1999           1998        1997         1999      1998     1997
                    ----------------------------------------------------------------------------------------------------------------

                    Outstanding at beginning of year                            109,800     124,200                $2.08   $2.50
                    Granted during the year                     150,000                                  $.52
                    Expired during the year                                    (109,800)    (14,400)                2.50    5.75
                    ----------------------------------------------------------------------------------------------------------------
                        OUTSTANDING AT END OF YEAR              150,000          - 0 -      109,800      $.52              $2.08
                    ================================================================================================================

                    Options exercisable at year-end              37,500                      84,800
                    ================================================================================================================

                    SFAS No. 123,  Accounting for  Stock-based  Compensation,  encourages  but does not require  companies to record compensation  cost for employee stock option grants.  The Company has chosen to continue to account for employee option

                                                                                                                                  10



                                                                                                               PEERLESS TUBE COMPANY

                                                                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                                   DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------------

                    grants  using  Accounting  Principles  Board  Opinion  No. 25.  Accordingly,  no  compensation  expense has been recognized for employee stock option grants and the Company has elected to adopt the disclosure  provisions only of SFAS No. 123.

                    If the Company had elected to recognize  compensation cost based on the fair value of the options granted at the grant date as  prescribed  by SFAS No. 123, the  Company's  net loss for the year ended  December 31, 1999 would approximate the pro forma amount  indicated  below:

                    Net loss - as reported                                                                                $(275,000)
                    Net loss - pro forma                                                                                  $(353,000)
                    Basic loss per share - as reported                                                                    $    (.11)
                    Basic loss per share - pro forma                                                                      $    (.14)
                    ----------------------------------------------------------------------------------------------------------------

                    The fair value of each option  grant is estimated  on the date of grant using the  Black-Scholes  option-pricing model with the  following  weighted-average  assumptions  used for the year ended  December 31,  1999:  expected volatility of 184%, risk-free interest rate of 4.8%, no dividend yield and all options have expected lives of 10 years.

                    No stock options were granted by the Company during the years ended December 31, 1998 and 1997. Accordingly,  no pro forma disclosures are presented.

12. OTHER POST-     The Company  provides  healthcare  and life  insurance  benefits to certain  active and retired  employees.  The
    RETIREMENT      Company adopted SFAS No. 106, Employer's Accounting for Post-retirement  Beenfits Other Than Pensions.  SFAS No.
    BENEFITS:       106 requires the Company to accrue the estimated cost of retiree benefit  payments  during an employee's  active service life. The retiree medical and life insurance programs are not funded.  Claims and expenses are paid from the general assets of the Company.  The balance of this accrual is adjusted based on actuarial  adjustments  and employment activity during the periods involved. The activity of this liability is as follows:

                    December 31,                                                           1999            1998            1997
                    ----------------------------------------------------------------------------------------------------------------

                    Beginning of year                                                    $23,000         $23,000         $ 70,000
                    Adjustment to recognize the cost
                     of benefits, net                                                     13,000                          (47,000)
                    ----------------------------------------------------------------------------------------------------------------
                        END OF YEAR                                                      $36,000         $23,000         $ 23,000
                    ================================================================================================================

13. MAJOR CUS-      In 1999,  two  customers accounted for 45% (32% and 13%) of the Company's sales. In 1998, sales to two customers
    TOMERS AND      accounted for 60% (48% and 12%) of the Company's  sales. In 1997, two customers  accounted for 61% (34% and 27%)
    CONCENTRA-      of the Company's sales.
    TION OF CREDIT
    RISK:
                    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of


                                                                                                                                  11




                                                                                                               PEERLESS TUBE COMPANY

                                                                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                                   DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------------


                   accounts  receivable.  At  December 31, 1999, in management's  opinion,  there is no significant  risk of loss on these  instruments  and management  believes its allowance for losses are adequate.  Two customers  accounted for approximately 47% of net accounts receivable at December 31, 1999.

14. COMMITMENTS    At December 31, 1999, the Company had purchase commitments outstanding of approximately $785,700 for raw aluminum through June 2000. These are substantially offset by firm purchase orders on contracts from customers.

                   In the ordinary  course of business,  the Company is a party to various  lawsuits,  the outcome of which,  in the opinion of management, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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
