Form 10-Q
period 2000-03-31
PEERLESS TUBE CO
filed 2000-05-31
CIK 76958

SECURITIES EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                      10-Q


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000                  Commission file No. 1-7215


                              PEERLESS TUBE COMPANY

New Jersey                                       22-1191280 (IRS Identification)

                               58-76 LOCUST AVENUE
                          BLOOMFIELD, NEW JERSEY 07003
                             TELEPHONE: 201-742-5100

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

Yes [X]       No

As of the filing date, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $542,000. The market value is based on $.22 as of May 2, 2000, which is the last recorded trade. During the quarter, actual trades of relatively small amounts of the Company's shares of stock have ranged in transaction price from $.1800 - $.2800.



Common Stock, Par Value                              $1.33-1/3
Outstanding at March 31, 2000                        2,462,973 shares

Documents incorporated by reference:  None






PEERLESS TUBE COMPANY - March 31, 2000 Quarterly Report 10Q              1


                              PEERLESS TUBE COMPANY
                                TABLE OF CONTENTS



                                                                                              PAGE
                                                                                              ----
PART I              FINANCIAL INFORMATION

         ITEM I     FINANCIAL STATEMENTS

                    Balance sheets as of March 31, 2000 (unaudited) and December 31, 1999        3

                    Statements of operations for the quarters ended March 31, 2000 (unaudited)
                    and 1999 (unaudited)                                                         4

                    Statements of cash flows - for the quarters ended March 31, 2000 (unaudited)
                    and 1999 (unaudited)                                                         5

                    Notes to the financial statements                                            6-7

         ITEM II    MANAGEMENT'S DISCUSSIONS & ANALYSIS OF THE FINANCIAL CONDITIONS              8-9
                    AND RESULTS OF OPERATIONS

PART II             OTHER INFORMATION

                    Item 5                                                                       9

                    Item 6                                                                       9

                    Signatures                                                                   10










PEERLESS TUBE COMPANY - March 31, 2000 Quarterly Report 10Q             2

PEERLESS TUBE COMPANY
BALANCE SHEETS

                                                                                March 31, 2000        December 31, 1999
                                                                                --------------        -----------------
                                                                                 (unaudited)
                                                                                    (rounded to nearest thousand)
-------------------------------------------------------------------------- ----------------------- ---------------------

ASSETS

Current assets:
   Cash                                                                         $      76,000          $         50,000
   Accounts receivable, less allowance for doubtful accounts of $100,000            1,421,000                 1,373,000
   Inventories                                                                        945,000                   919,000
   Prepaid expenses                                                                    60,000                    63,000
-------------------------------------------------------------------------- ----------------------- ---------------------

                  Total current assets                                              2,502,000                 2,405,000

Property, plant and equipment, net                                                  1,320,000                 1,418,000
Deferred financing costs                                                              157,000                   165,000
Deferred tax assets, net of valuation allowance of $5,701,000
-------------------------------------------------------------------------- ----------------------- ---------------------

                  Total assets                                                  $     3,979,000          $    3,988,000
========================================================================== ======================= =====================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable                                                             $   1,486,000            $      740,000
   Accrued liabilities                                                                482,000                   595,000
   Revolving credit line                                                              946,000                 1,184,000
   Current portion of long-term debt                                                  307,000                   307,000
-------------------------------------------------------------------------- ----------------------- ---------------------

                  Total current liabilities                                         3,221,000                 2,826,000

Long-term debt                                                                      1,638,000                 1,715,000
Other liabilities                                                                     181,000                   273,000
-------------------------------------------------------------------------- ----------------------- ---------------------

                  Total liabilities                                                 5,050,000                 4,814,000
-------------------------------------------------------------------------- ----------------------- ---------------------

Commitments and contingencies

Stockholders' deficiency:
   Common stock, $1.33-1/3 par value; authorized 5,000,000 shares;
    issued and outstanding 2,536,935 shares                                         3,382,000                 3,382,000
   Additional paid-in capital                                                      14,439,000                14,439,000
   Accumulated deficit                                                             18,548,000                18,303,000
   Less - 73,962 shares of stock in treasury, at cost                                (344,000)                 (344,000)
-------------------------------------------------------------------------- ----------------------- ---------------------

                  Total stockholders' deficiency                                    1,071,000                   826,000
-------------------------------------------------------------------------- ----------------------- ---------------------

                  Total liabilities and stockholders' deficiency                $   3,979,000            $    3,988,000
========================================================================== ======================= =====================

                             THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS.








PEERLESS TUBE COMPANY - March 31, 2000 Quarterly Report 10Q             3

PEERLESS TUBE COMPANY
STATEMENTS OF OPERATIONS FOR THE QUARTERS ENDED

                                                                                March 31, 2000           March 31, 1999
                                                                                --------------           --------------
                                                                                              (unaudited)
                                                                   (rounded to nearest thousand except per share amount)
-------------------------------------------------------------------------- ----------------------- ---------------------

Net sales                                                                       $   3,488,000            $    3,828,000

Cost of sales                                                                       3,216,000                 3,698,000
-------------------------------------------------------------------------- ----------------------- ---------------------

Gross profit                                                                          272,000                   130,000

Selling, general and administrative expenses                                          423,000                   397,000
-------------------------------------------------------------------------- ----------------------- ---------------------

Loss from operations                                                                  151,000                   267,000

Interest expense                                                                      117,000                    58,000

Other income                                                                           23,000                   330,000
-------------------------------------------------------------------------- ----------------------- ---------------------

Net income (loss)                                                                    (245,000)                    5,000

Accumulated deficiency:
Beginning of period                                                                18,303,000                18,028,000
-------------------------------------------------------------------------- ----------------------- ---------------------

End of period                                                                   $  18,548,000            $   18,023,000
========================================================================== ======================= =====================

Net income (loss) per share                                                     $       (0.10)           $         0.00
========================================================================== ======================= =====================

Weighted average shares outstanding                                                 2,462,973                 2,462,973
========================================================================== ======================= =====================

                             THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS.









PEERLESS TUBE COMPANY - March 31, 2000 Quarterly Report 10Q             4

PEERLESS TUBE COMPANY
STATEMENTS OF CASH FLOWS FOR THE QUARTERS ENDED

                                                                                March 31, 2000           March 31, 1999
                                                                                --------------           --------------
                                                                                              (unaudited)
                                                                                      (rounded to nearest thousand)
----------------------------------------------------------------------------- --------------------- --------------------
Cash flows from operating activities:
   Net income (loss)                                                            $    (245,000)           $        5,000

   Adjustment to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
       Depreciation and amortization                                                  106,000                   180,000
       (Increase) decrease in operating assets:
         Accounts receivable                                                          (48,000)                 (761,000)
         Inventories                                                                  (26,000)                  243,000
         Prepaid expenses                                                               3,000                    11,000
         Other current assets
       Increase (decrease) in operating liabilities:
         Accounts payable                                                             746,000                   308,000
         Accrued liabilities                                                         (113,000)                  (26,000)
----------------------------------------------------------------------------- ------------------- ---------------------

                  Total adjustments                                                   668,000                   (45,000)
----------------------------------------------------------------------------- ------------------- ---------------------

                  Net cash provided by (used in) operating activities                 423,000                   (40,000)
----------------------------------------------------------------------------- ------------------- ---------------------

Cash flows from financing activities:
   Net borrowings (repayment) under credit line                                      (238,000)                  161,000
   Reduction of long-term debt and other liabilities                                 (159,000)                   95,000
----------------------------------------------------------------------------- ------------------- ---------------------

                  Net cash provided by (used in) financing activities                (397,000)                   66,000
----------------------------------------------------------------------------- ------------------- ---------------------

                  Net increase in cash                                                 26,000                    26,000

Cash - beginning of period                                                             50,000                    15,000
----------------------------------------------------------------------------- ------------------- ---------------------

Cash - end of period                                                            $      76,000            $       41,000
============================================================================= =================== =====================

                          THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS.








PEERLESS TUBE COMPANY - March 31, 2000 Quarterly Report 10Q             5

PEERLESS TUBE COMPANY
NOTES TO FINANCIAL STATEMENTS

NOTE 1:  PREPARATION OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report From 10-K for the year ended December 31, 1999.

In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, result of operations, and cash flows for the Company. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant tot he rules and regulations of the Securities and Exchange Commission. The Company believes, however, that the disclosures in this report are adequate to make the information present not misleading in any material respect. There have been no significant changes in accounting policy since December 31, 1999. The results of operations may not be indicative of the results that may be excepted for the year ending December 31, 2000.

NOTE 2:  BUSINESS AND DEBT RESTRUCTURING

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Since 1998, however, the Company has suffered recurring losses from operations and negative cash flows and currently has a stockholders' deficiency. These conditions raise substantial doubt about its ability to continue as a going concern.

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

With the anticipated cooperation of its secured lender and the additional consolidation of plant assets, management believes that actions presently being taken to improve the Company's operating performance including reduction of staffing levels and stabilization of raw material prices will provide adequate working capital, help minimize the financial losses, and create the opportunity for the Company to continue as a going concern.

NOTE 3:  INVENTORIES

Inventories are comprised of the following:

-------------------------------------------------------------------------- ----------------------- ------------------------
INVENTORIES                                                                     MARCH 31, 2000         DECEMBER 31, 1999
-------------------------------------------------------------------------- ----------------------- ------------------------
Raw materials                                                                   $    437,000            $      510,000
Finished goods                                                                       508,000                   409,000
-------------------------------------------------------------------------- ----------------------- ------------------------
                  Total                                                         $    945,000            $      919,000
-------------------------------------------------------------------------- ----------------------- ------------------------








PEERLESS TUBE COMPANY - March 31, 2000 Quarterly Report 10Q             6

NOTE 4:  ACCRUED LIABILITIES

Accrued liabilities is comprised of the following:

-------------------------------------------------------------------------- ----------------------- ------------------------
ACCRUED LIABILITIES                                                             MARCH 31, 2000         DECEMBER 31, 1999
-------------------------------------------------------------------------- ----------------------- ------------------------
Payroll, payroll taxes, and payroll related costs                               $    227,000            $      168,000
All other                                                                            255,000                   427,000
-------------------------------------------------------------------------- ----------------------- ------------------------
                  Total                                                         $    482,000            $      595,000
-------------------------------------------------------------------------- ----------------------- ------------------------

NOTE 5:  LONG-TERM DEBT

Long-term debt is comprised of the following:

-------------------------------------------------------------------------- ----------------------- ------------------------
LONG-TERM DEBT                                                                  MARCH 31, 2000         DECEMBER 31, 1999
-------------------------------------------------------------------------- ----------------------- ------------------------
Equipment term loan payable in monthly  installments  of $25,600
plus  interest   through July 1, 2006. The loan bears interest
at the prime rate plus 3%                                                       $  1,945,000            $    2,022,000

Less current portion                                                                 307,000                   307,000
-------------------------------------------------------------------------- ----------------------- ------------------------
                  Long-term debt                                                $  1,638,000            $    1,715,000
-------------------------------------------------------------------------- ----------------------- ------------------------








PEERLESS TUBE COMPANY - March 31, 2000 Quarterly Report 10Q             7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
THE FINANICAL CONDITION & RESULTS OF OPERATIONS

SALES AND RESULTS OF OPERATIONS 2000 COMPARED TO 1999

SALES

Sales for the quarter ended March 31, 2000 and 1999 totaled $3,488,000 and $3,828,000, respectively.

The breakdown of overall sales from all sources for the first quarter ended March 31, 2000 and 1999, respectively, was as follows:

 ------------------------- ------------------ ------------------- ------------------ ------------------
                              1ST QUARTER        1ST QUARTER              $                  %
 NET SALES                       2000                1999              CHANGE             CHANGE
 ------------------------- ------------------ ------------------- ------------------ ------------------
 Cans                        $   2,832,000      $   3,354,000       $   (522,000)            (15.6)
 Metal Tubes                       426,000            242,000            184,000              76.0
 Miscellaneous                     230,000            232,000             (2,000)             (0.8)
 ------------------------- ------------------ ------------------- ------------------ ------------------
          Total              $   3,488,000      $   3,828,000       $   (340,000)             (8.9)
 ------------------------- ------------------ ------------------- ------------------ ------------------

GROSS PROFIT TRENDS AND DISCUSSION

The gross profit on sales for the quarter ended March 31, 2000 was $272,000, or 8% on sales of $3,488,000, as compared with the quarter ended March 31, 1999 where the gross profit on sales was $130,000, or 3% on sales of $3,828,000. This improvement is due to lower raw material costs and reduced payroll.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended March 31, 2000 were $423,000 or 12% of sales. For the quarter ended March 31, 1999 selling, general and administrative expenses were $397,000 or 10% of net sales.

INTEREST EXPENSE AND OTHER EXPENSES, NET

Interest expense for the quarter ended March 31, 2000 was $117,000 as compared to $58,000 for the quarter ended March 31, 1999. In the first quarter of 1999 the Company had a one time credit of $308,000 resulting from the termination of the Company's overfunded defined benefit pension plan.







PEERLESS TUBE COMPANY - March 31, 2000 Quarterly Report 10Q             8

LIQUIDITY AND CAPITAL RESOURCES

The Company has negative working capital of $719,000 at March 31, 2000 which is approximately a $298,000 decrease in working capital from December 31, 1999.

For the three months ended March 31, 2000 cash provided by operating activities was $423,000 compared to $40,000 used in operating activities for the same period in 1999. The Company continues to work closely with its secured lenders. The Company's revolving credit line for the quarter ended March 31, 2000 was $946,000 as compared with $1,184,000 as of December 31, 1999 a decrease of $238,000.

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

PART II - OTHER INFORMATION

ITEM 5:

There were no dividends declared in the quarter.

ITEM 6:

None.








PEERLESS TUBE COMPANY - March 31, 2000 Quarterly Report 10Q             9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PEERLESS TUBE COMPANY

                                            Registrant

                                            By:



                                            -----------------------------
                                            Fredric Remington Jr.
                                            Chairman


                                            By:




                                            -----------------------------
                                            Richard W. Potts
                                            President










PEERLESS TUBE COMPANY - March 31, 2000 Quarterly Report 10Q            10