Form 10-Q
period 2000-06-30
PEERLESS TUBE CO
filed 2000-09-08
CIK 76958

SECURITIES EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                      10-Q


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000                   Commission File No. 1-7215

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

Yes X    No
   ---

As of the filing date, the aggregate market value of the voting stock held by non affiliates of the Registrant was approximately $616,000. The market value is based on $.25 as of June 29, 2000, which is the last recorded trade. During the quarter, actual trades of relatively small amounts of the Company's shares of stock have traded at a transaction price from $.22 to $.40.



Common Stock, Par Value                                 $1.33-1/3
Outstanding at June 30, 2000.                           2,462,973 shares

Documents incorporated by reference: None

                                TABLE OF CONTENTS


ITEM                                                                                                  PAGE
PART I     FINANCIAL INFORMATION

           Balance sheets as of June 30, 2000 - unaudited and December 31, 1999                          3

           Statement of operations for the quarters and six months ended June 30,
           2000 and 1999 - unaudited                                                                   4-5

           Statement of cash flows for the quarters and six months ended June 30,
           2000 and 1999 - unaudited                                                                     6

           Notes to the financial statements                                                           7-8

           Management's discussion & analysis of the financial conditions
           and results of operations                                                                  9-10


PART II    OTHER INFORMATION

           Item 5                                                                                       11

           Item 6                                                                                       11

           Signatures                                                                                   12

PEERLESS TUBE COMPANY                                                         JUNE 30,             DECEMBER 31,
BALANCE SHEET                                                                   2000                   1999
---------------------------------------------------------------------------------------------------------------------
                                                                             (UNAUDITED)
                                                                               (ROUNDED TO NEAREST THOUSAND)
ASSETS

Current assets:
Cash                                                                       $      20,000          $      50,000
Accounts receivable, less allowance for doubtful of $100,000                   1,251,000              1,373,000
Inventories                                                                      733,000                919,000
Prepaid expenses and other current assets                                         58,000                 63,000
---------------------------------------------------------------------------------------------------------------------

       Total current assets                                                    2,062,000              2,405,000

Property, plant and equipment, net                                             1,222,000              1,418,000
Deferred financing costs                                                         150,000                165,000
Deferred tax assets, net of valuation allowance of $5,701,000
---------------------------------------------------------------------------------------------------------------------

       Total assets                                                          $ 3,434,000            $ 3,988,000
=====================================================================================================================


LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable                                                             $ 1,228,000            $   740,000
Accrued liabilities                                                              413,000                595,000
Revolving credit line                                                          1,134,000              1,184,000
Current portion of long-term debt                                                307,000                307,000
---------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                               3,082,000              2,826,000

Long term debt                                                                 1,561,000              1,715,000
Other liabilities                                                                268,000                273,000
---------------------------------------------------------------------------------------------------------------------

       Total liabilities                                                       4,911,000              4,814,000
---------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' deficiency:
Common stock, $1.33-1/3 par value; authorized 5,000,000 shares;
issued and outstanding 2,536,935 shares                                        3,382,000              3,382,000
Additional paid-in capital                                                    14,439,000             14,439,000
Accumulated deficit                                                           18,954,000             18,303,000
Less 73,962 shares of stock in treasury, at cost                                (344,000)              (344,000)
---------------------------------------------------------------------------------------------------------------------

       Stockholders' deficiency                                                1,477,000                826,000
---------------------------------------------------------------------------------------------------------------------

       Total liabilities and stockholders' deficiency                         $3,434,000             $3,988,000
=====================================================================================================================



                     THE ACCOMPANYING NOTES SHOULD BE READ
                 IN CONJUNCTION WITH THE FINANCIAL STATEMENTS.

PEERLESS TUBE COMPANY
STATEMENT OF OPERATIONS,                                                   JUNE 30                   JUNE 30,
FOR THE QUARTER ENDED                                                        2000                      1999
---------------------------------------------------------------------------------------------------------------------
                                                                (ROUNDED TO NEAREST THOUSAND EXCEPT PER SHARE AMOUNTS)
                                                                         (UNAUDITED)               (UNAUDITED)
NET SALES                                                                  $ 3,291,000               $ 3,387,000

COST OF SALES                                                                3,146,000                 3,092,000
---------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                   145,000                   295,000

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                                  437,000                   443,000
---------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                           292,000                   148,000

INTEREST EXPENSE                                                               115,000                    58,000

OTHER INCOME                                                                     2,000                     4,000
---------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                   $   405,000               $   202,000
=====================================================================================================================


ACCUMULATED DEFICIENCY:
BEGINNING OF PERIOD                                                        $18,549,000               $18,023,000
---------------------------------------------------------------------------------------------------------------------

END OF PERIOD                                                              $18,954,000               $18,225,000
=====================================================================================================================

BASIC LOSS PER SHARE                                                             $0.16                     $0.08
=====================================================================================================================

WEIGHTED AVERAGE SHARE OUTSTANDING                                           2,462,973                 2,462,973
=====================================================================================================================





                      THE ACCOMPANYING NOTES SHOULD BE READ
                 IN CONJUNCTION WITH THE FINANCIAL STATEMENTS.

PEERLESS TUBE COMPANY
STATEMENT OF OPERATIONS,                                                  JUNE 30,                  JUNE 30,
FOR THE SIX MONTHS ENDED                                                    2000                      1999
----------------------------------------------------------------------------------------------------------------------
                                                                 (ROUNDED TO NEAREST THOUSAND EXCEPT PER SHARE AMOUNTS)
                                                                        (UNAUDITED)                (UNAUDITED)
NET SALES                                                                 $ 6,779,000                $ 7,215,000

COST OF SALES                                                               6,363,000                  6,790,000
----------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                  416,000                    425,000

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                                 860,000                    840,000
----------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                          444,000                    415,000

INTEREST EXPENSE                                                              232,000                    116,000

OTHER INCOME                                                                   25,000                    334,000
----------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                  $   651,000                $   197,000
======================================================================================================================

ACCUMULATED DEFICIENCY:
BEGINNING OF PERIOD                                                       $18,303,000                $18,028,000
----------------------------------------------------------------------------------------------------------------------

END OF PERIOD                                                             $18,954,000               $ 18,225,000
======================================================================================================================

BASIC LOSS PER SHARE                                                            $0.26                      $0.08
======================================================================================================================

WEIGHTED AVERAGE SHARE OUTSTANDING                                          2,462,973                  2,462,973
======================================================================================================================



                      THE ACCOMPANYING NOTES SHOULD BE READ
                 IN CONJUNCTION WITH THE FINANCIAL STATEMENTS.

PEERLESS TUBE COMPANY                                                            FOR THE SIX MONTHS ENDED JUNE 30,
STATEMENT OF CASH FLOWS                                                          ---------------------------------
                                                                                        2000              1999
                                                                                    (UNAUDITED)       (UNAUDITED)
                                                                                  (ROUNDED TO THE NEAREST THOUSAND)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                                              $651,000          $197,000
---------------------------------------------------------------------------------------------------------------------

  ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                                                     211,000           360,000
       DECREASE IN OPERATING ASSETS:
         ACCOUNTS RECEIVABLE                                                             122,000            27,000
         INVENTORIES                                                                     186,000           192,000
         PREPAID EXPENSES AND OTHER CURRENT ASSETS                                         5,000            62,000
       INCREASE (DECREASE) IN OPERATING LIABILITIES:
         ACCOUNTS PAYABLE                                                                488,000          (111,000)
         ACCRUED LIABILITIES                                                            (182,000)          (12,000)
---------------------------------------------------------------------------------------------------------------------

               TOTAL ADJUSTMENTS                                                         830,000           518,000
---------------------------------------------------------------------------------------------------------------------

               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       179,000           321,000
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET REPAYMENTS UNDER CREDIT LINE                                                        50,000            70,000
  REPAYMENT OF LONG TERM DEBT AND CURRENT MATURITIES                                     159,000           197,000
---------------------------------------------------------------------------------------------------------------------

               NET CASH USED IN FINANCING ACTIVITIES                                     209,000           267,000
---------------------------------------------------------------------------------------------------------------------

               NET (DECREASE) INCREASE IN CASH                                           (30,000)           54,000

CASH - BEGINNING OF THE PERIOD                                                            50,000            15,000
---------------------------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                                                     $20,000           $69,000
=====================================================================================================================



                      THE ACCOMPANYING NOTES SHOULD BE READ
                 IN CONJUNCTION WITH THE FINANCIAL STATEMENTS.

PEERLESS TUBE COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 1: PREPARATION OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes there to included in the Company's Annual Report Form 10-K for the year ended December 31, 1999 and the Quarterly Report Form 10-Q for the Quarter ended March 31, 2000.

In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the Company. Certain information and foot notes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. There have been no significant changes in accounting policy since December 31, 1999. The results of operations may not be indicative of the results that may be expected for the year ending December 31, 2000.

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

Although the competition remains strong in all areas of the business, the Company has been able to increase its market share in the aluminum tube product line with sales up 34% from the prior year. Sales in the aluminum can product line have decreased by 10% during the same period, largely due to increased competition.

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

NOTE 4: INVENTORIES

Inventories are comprised of the following:

--------------------------------------------------------------------------------------------------------------------
                     INVENTORIES                                    June 30,                   December 31,
                                                                      2000                         1999
--------------------------------------------------------------------------------------------------------------------
Raw materials                                                     $  364,000                  $  510,000

Finished goods                                                       369,000                     409,000
--------------------------------------------------------------------------------------------------------------------

     Total                                                        $  733,000                  $  919,000
====================================================================================================================

NOTE 5: ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

--------------------------------------------------------------------------------------------------------------------
                  ACCRUED LIABILITIES                               June 30,                  December 31,
                                                                      2000                        1999
--------------------------------------------------------------------------------------------------------------------
Payroll, payroll taxes, and payroll related costs                   $155,000                    $168,000
--------------------------------------------------------------------------------------------------------------------

Legal and professional                                               119,000                     145,000
--------------------------------------------------------------------------------------------------------------------

All other                                                            139,000                     282,000
--------------------------------------------------------------------------------------------------------------------

     Total                                                          $413,000                    $595,000
====================================================================================================================

NOTE 6: LONG-TERM DEBT

Long-term debt is comprised of the following:

------------------------------------------------------------------------------------------------------------------
                            LONG TERM DEBT                                       June 30,         December 31,
                                                                                   2000               1999
------------------------------------------------------------------------------------------------------------------
Equipment term loan payable in monthly installments of $25,600 plus interest through July, 2006  The loan bears interest at the prime rate
  plus 3%.  (see Note 3)                                                          $1,868,000        $2,022,000

Less current portion                                                                (307,000)         (307,000)
------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                    $1,561,000        $1,715,000
==================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
CONDITION & RESULTS OF OPERATIONS

SALES AND RESULTS OF OPERATIONS 2000 COMPARED TO 1999

SALES

Sales for the quarter ended June 30, 2000 and 1999 totaled $3,291,000 and $3,387,000, respectively resulting in a decrease of $96,000 or 3%. The sales for the six months ended June 30, 2000 and 1999 were $6,779,000 and $7,215,000, respectively, resulting in a decrease of $436,000 or 6%.

The breakdown of the overall sales from all sources for the second quarter ended June 2000 and 1999 respectively was as follows:

                                                 2nd Quarter      2nd Quarter
Net Sales                                           2000              1999            Change             %
---------------------------------------------- ---------------- ----------------- ---------------- ---------------
Cans                                              $2,706,000       $2,806,000         ($100,000)        (3.6%)
Metal tubes                                          426,000          394,000            32,000          8.1%
Miscellaneous                                        159,000          187,000           (28,000)       (15.0%)
---------------------------------------------- ---------------- ----------------- ---------------- ---------------

     Total                                        $3,291,000       $3,387,000          ($96,000)        (2.8%)
============================================== ================ ================= ================ ===============

In the second quarter ending June 30, 2000, two customers accounted for 53% (39% and 14%) of the Company's sales.

GROSS PROFIT TRENDS AND DISCUSSION

The gross profit on sales for the quarter ended June 30, 2000 was $145,000 or 4% on sales of $3,291,000. For the quarter ended June 30, 1999 the gross profit was $295,000, or 9% on sales of $3,387,000. For the six months ended June 30, 2000 the gross profit was $416,000 or 6% on sales of $6,779,000 as compared to $425,000 or 6% on sales of $7,215,000 for the six months ended June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended June 30, 2000 were $437,000 or 13% of sales. For the six months ended June 30, 2000, selling, general and administrative expenses totaled $860,000 or 13% of sales. For the quarter ended June 30, 1999, selling, general and administrative expenses were $443,000 or 13% of sales and for the six months ended June 30, 1999, selling, general and administrative expenses totaled $840,000 or 12.9% of sales.

INTEREST EXPENSE AND OTHER EXPENSES, NET

Interest expense for the quarter ended June 30, 2000 was $115,000 as compared to $58,000 for the quarter ended June 30, 1999. The increase in interest expense was due to the refinancing in July, 1999. (See Note 3).

LIQUIDITY AND CAPITAL RESOURCES

The Company had negative working capital of $1,020,000 at June 30, 2000 which was approximately a $599,000 decrease in working capital from December 31, 1999.

For the six months ended June 30, 2000 cash provided by operating activities was $179,000 as compared with $321,000 provided by operations for the same period in 1999.

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