Form 10-Q
period 2000-09-30
PEERLESS TUBE CO
filed 2001-09-21
CIK 76958

SECURITIES EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                      10-Q


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2000              Commission File No. 1-7215

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

Yes X      No
   ---
As of the filing date, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $199,626. The market value is based on $.14 as of September 30, 2000, which is the last recorded trade. During the quarter, actual trades of relatively small amounts of the Company's shares of stock have ranged in transaction price from $.25 to $.10.




Common Stock, Par Value                                 $1.33-1/3
Outstanding at September 30, 2000.                      2,462,973 shares

Documents incorporated by reference: None


PEERLESS TUBE COMPANY - September 30, 2000 Quarterly Report 10Q                1


                              PEERLESS TUBE COMPANY
                                TABLE OF CONTENTS
                                                                                                                    PAGE
PART I                 FINANCIAL INFORMATION

         ITEM I        FINANCIAL STATEMENTS (UNAUDITED)

                       Balance sheets as of September 30, 2000 - unaudited and December                                3
                       31, 1999

                       Statement of operations for the quarters ended September 30, 2000                             4-5
                       and 1999 - unaudited, and for the nine-month periods ended
                       September 30, 2000 and 1999 - unaudited.

                       Statement of cash flows - for the nine-month periods ended 6 September 30, 2000 and 1999 - unaudited.

                       Notes to the consolidated financial statements                                                7-9

         ITEM II       MANAGEMENT'S DISCUSSIONS & ANALYSIS OF THE FINANCIAL CONDITIONS                             10-11
                       AND RESULTS OF OPERATIONS

PART II                OTHER INFORMATION

                       Item 5                                                                                         11

                       Item 6                                                                                         11

                       Signatures                                                                                     12


PEERLESS TUBE COMPANY - September 30, 2000 Quarterly Report 10Q                2

                                                                               (Unaudited)
PEERLESS TUBE COMPANY
BALANCE SHEET                                                                September 30, 2000        December 31, 1999
                                                                             ------------------        -----------------
                                                                                   (rounded to nearest thousand)
ASSETS

Current assets:
Cash                                                                                   $ 14,000                 $50,000
Accounts receivable, less allowance of $100,000.                                      1,049,000               1,373,000
Inventories                                                                             774,000                 919,000
Prepaid expenses and other current assets                                                55,000                  63,000
                                                                              -----------------------------------------
         Total current assets                                                        $1,892,000              $2,405,000

Property, plant and equipment, net                                                    1,125,000               1,418,000
Deferred financing costs                                                                143,000                 165,000
                                                                              -----------------------------------------
         Total assets                                                                $3,160,000              $3,988,000
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable                                                                     $1,210,000                $740,000
Accrued liabilities                                                                     801,000                 595,000
Revolving credit line                                                                   966,000               1,184,000
Current portion of long-term debt                                                       301,000                 307,000
                                                                              -----------------------------------------

         Total current liabilities                                                    3,284,000               2,826,000

Long term debt                                                                        1,484,000               1,715,000
Other liabilities                                                                       225,000                 273,000
                                                                              -----------------------------------------

         Total liabilities                                                            4,993,000               4,814,000

Commitments and contingencies
   Stockholders' deficiency:
   Common stock, $1.33-1/3 par value; authorized 5,000,000 shares;                    3,382,000               3,382,000
   issued and outstanding 2,536,935 shares
   Additional paid-in capital                                                        14,439,000              14,439,000
   Accumulated deficit                                                               19,310,000              18,303,000
   Less 73,962 shares of stock in treasury, at cost                                    (344,000)               (344,000)
                                                                              -----------------------------------------

   Stockholders' deficiency                                                           1,833,000                 826,000
                                                                              -----------------------------------------

         Total liabilities and stockholders' deficiency                              $3,160,000              $3,988,000
=======================================================================================================================

    THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION WITH
                            THE FINANCIAL STATEMENTS.


PEERLESS TUBE COMPANY - September 30, 2000 Quarterly Report 10Q               3

                                                                                        (Unaudited)
PEERLESS TUBE COMPANY
STATEMENT OF OPERATIONS FOR THE QUARTER ENDED                              September 30, 2000     September 30, 1999
                                                                           ------------------     ------------------
                                                                     (rounded to nearest thousand except per share amount)
Net sales                                                                    $2,976,000              $3,536,000

Cost of sales                                                                 2,898,000               3,107,000
                                                                            -----------------------------------

Gross profit                                                                     78,000                 429,000

Selling, general, and administrative expenses                                   411,000                 473,000
                                                                            -----------------------------------

Loss from operations                                                            333,000                 44,000

Interest expense                                                                121,000                107,000

Other income                                                                     98,000                  1,000
                                                                            -----------------------------------
Net loss                                                                        356,000                150,000
==============================================================================================================
Accumulated deficit:
Beginning of period                                                          18,954,000             18,225,000


End of period                                                                19,310,000             18,375,000
==============================================================================================================
Net loss per share                                                               $ 0.14                 $ 0.06
==============================================================================================================

Weighted average shares outstanding                                           2,462,973              2,462,973
==============================================================================================================

            THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION WITH
                            THE FINANCIAL STATEMENTS.


PEERLESS TUBE COMPANY - September 30, 2000 Quarterly Report 10Q               4

                                                                                              (Unaudited)
PEERLESS TUBE COMPANY
STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED                               September 30, 2000        September 30, 1999
                                                                                ------------------        ------------------
                                                                         (rounded to nearest thousand except per share amount)
Net sales                                                                         $  9,755,000                 $10,751,000

Cost of sales                                                                        9,260,000                   9,897,000
                                                                                  ----------------------------------------
Gross profit                                                                           495,000                     854,000

Selling, general, and administrative expenses                                        1,271,000                   1,313,000

                                                                                  ----------------------------------------

Loss from operations                                                                   776,000                     459,000

Interest expense                                                                       354,000                     223,000

Other income                                                                           123,000                     335,000
                                                                                  ----------------------------------------
Net loss                                                                           $ 1,007,000                 $   347,000
==========================================================================================================================

Accumulated deficit:
Beginning of period                                                                $18,303,000                 $18,028,000

End of period                                                                      $19,310,000                 $18,375,000
==========================================================================================================================
Net loss per share                                                                      $ 0.41                      $ 0.14
==========================================================================================================================
Weighted average shares outstanding                                                  2,462,973                   2,462,973
==========================================================================================================================


              THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION
                         WITH THE FINANCIAL STATEMENTS.


PEERLESS TUBE COMPANY - September 30, 2000 Quarterly Report 10Q                5

                                                                                                 (Unaudited)
PEERLESS TUBE COMPANY
STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED                                  September 30, 2000      September 30, 1999
                                                                                    -----------------      ------------------
                                                                                          (rounded to nearest thousand)
Cash flows from operating activities:

Net loss                                                                               $ 1,007,000            $   347,000

Adjustment to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization                                                              315,000                540,000

(Increase) decrease in operating assets:

Accounts receivable                                                                        324,000               (490,000)

Inventories                                                                                145,000                392,000

Prepaid expenses and other current assets                                                    8,000                (23,000)

Increase (decrease) in operating liabilities:

Accounts payable                                                                           470,000             (1,001,000)

Accrued liabilities                                                                        206,000               (657,000)

Other liabilities                                                                          (48,000)               (80,000)
                                                                                    --------------------------------------
Total adjustments                                                                        1,420,000              1,319,000

                                                                                    -------------------------------------
Net cash provided by (used in) operating activities                                        413,000              1,666,000
                                                                                    -------------------------------------
Cash flows from financing activities:

Net borrowing under credit line                                                                -0-                456,000

Net repayments under credit line                                                         (218,000)                     -0-

Increase (reduction) of long term debt and current maturities                                  -0-              1,216,000

Repayments of long term debt and current maturities                                      (231,000)                     -0-
                                                                                    -------------------------------------

Net cash used in financing activities                                                    (449,000)              1,672,000
                                                                                    -------------------------------------
Net decrease (increase) in cash                                                           (36,000)                  6,000

Cash - beginning of the period                                                             50,000                  15,000
                                                                                    -------------------------------------

Cash - end of period                                                                      $14,000                 $21,000
=========================================================================================================================

              THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION
                         WITH THE FINANCIAL STATEMENTS.


PEERLESS TUBE COMPANY - September 30, 2000 Quarterly Report 10Q                6

PEERLESS TUBE COMPANY
NOTES TO FINANCIAL STATEMENTS

NOTE 1: PREPARATION OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report Form 10-K for the year ended December 31, 1999 and the Quarterly Report Form 10-Q for the Quarters ended June 30, 2000 and March 31, 2000.

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

NOTE 2: BUSINESS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. S9ince 1988, however, the Company has suffered recurring losses from operations and negative cash flows and currently has a stockholders' deficiency. These conditions raise substantial doubt about its ability to continue as a going concern.

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

PEERLESS TUBE COMPANY - September 30, 2000 Quarterly Report 10Q               7

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


NOTE 4: INVENTORIES

Inventories are comprised of the following:


INVENTORIES                                                               SEPTEMBER 30, 2000            DECEMBER 31, 1999
Raw materials                                                                       $240,000                     $510,000

Finished goods                                                                       534,000                      409,000
                                                                          -----------------------------------------------
         Total                                                                      $774,000                     $919,000
                                                                          ===============================================

NOTE 5: ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:


ACCRUED LIABILITIES                                                       SEPTEMBER 30, 2000            DECEMBER 31, 1999
Payroll, payroll taxes, and payroll related costs                                   $223,000                     $168,000

Legal and professional                                                               112,000                      145,000

All other                                                                            466,000                      282,000
                                                                          -----------------------------------------------

         Total                                                                      $801,000                     $595,000
                                                                          ===============================================


PEERLESS TUBE COMPANY - September 30, 2000 Quarterly Report 10Q                8

NOTE 6 - LONG-TERM DEBT

Long-term debt is comprised of the following:


LONG-TERM DEBT                                                             SEPTEMBER 30, 2000         DECEMBER 31, 1999
Equipment term loan payable in monthly installments of                             $1,791,000                $2,022,000
$25,600 plus interest through July 2006.  The loan bears
interest at the prime rate plus 3%. (See Note 3)

Less current portion                                                                 (307,000)                 (307,000)
                                                                          -----------------------------------------------

         Long-term debt                                                            $1,484,000                $1,715,000
                                                                          ===============================================


PEERLESS TUBE COMPANY - September 30, 2000 Quarterly Report 10Q                9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
CONDITION & RESULTS OF OPERATIONS

SALES AND RESULTS OF OPERATIONS 2000 COMPARED TO 1999

SALES

Sales for the quarter ended September 30, 2000 and 1999 totaled $2,976,000 and $3,536,000 respectively, resulting in a decrease of $560,000 or 16%. The sales for the nine months ended September 30, 2000 and 1999 were $9,755,000 and $10,751,000 respectively, resulting in a decrease of $966,000 or 9%.

The breakdown of overall sales from all sources for the third quarter ended September 2000 and 1999 respectively was as follows:

                        3RD QUARTER           3RD QUARTER                   $                   %
NET SALES                      2000                  1999              CHANGE              CHANGE
-------------------------------------------------------------------------------------------------
Cans                     $2,528,000            $3,033,000           ($505,000)             (16.7%)
Metal Tubes                 316,000               258,000             $58,000               22.5%
Miscellaneous               132,000               245,000           ($113,000)             (46.1%)
------------------------------------------------------------------------------------------------
Total                    $2,976,000            $3,536,000           ($560,000)             (15.8%)
------------------------------------------------------------------------------------------------

In the third quarter ending September 30, 2000, two customers accounted for 41% (25% and 16%) of the Company's sales.

GROSS PROFIT TRENDS AND DISCUSSION

The gross profit on sales for the quarter ended September 30, 2000 was $78,000 or 2.6% on sales of $2,976,000. For the quarter ended September 30, 1999 the gross profit was $429,000 or 12% on sales of $3,586,000. For the nine months ended September 30, 2000 the gross profit was $495,000 or 5% on sales of $9,755,000 as compared to $854,000 or 8% on sales of $10,751,000 for the nine months ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended September 30, 2000 were $411,000 or 14% of sales. For the nine months ended September 30, 2000, selling, general and administrative expenses totaled $1,271,000 or 13% of sales. For the quarter ended September 30, 1999, selling, general and administrative expenses were $473,000 or 13% of sales and for the nine months ended September 30, 1999 they were $1,313,000 or 12% of sales.

INTEREST EXPENSE AND OTHER EXPENSES, NET

Interest expense for the quarter ended September 30, 2000 was $121,000 as compared to $107,000 for the quarter ended September 30, 1999. The differences in interest expense is related to the revolving nature of the line of credit which fluctuates in volume based on sales, rate of collection and inventory value.


PEERLESS TUBE COMPANY - September 30, 2000 Quarterly Report 10Q               10

LIQUIDITY AND CAPITAL RESOURCES

The Company had negative working capital of $1,392,000 at September 30, 2000, which is approximately a $971,000 decrease in working capital from December 31, 1999.

For the nine months ended September 30, 2000 cash provided by operating activities was $413,000 as compared with $1,666,000 provided by operations for the same period in 1999.

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



PART II - OTHER INFORMATION

ITEM 5:

There were no dividends declared in the quarter.


ITEM 6:

None.



PEERLESS TUBE COMPANY - September 30, 2000 Quarterly Report 10Q              11

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