Form 10-K
period 2000-12-31
PEERLESS TUBE CO
filed 2001-09-21
CIK 76958

SECURITIES EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                      10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2000          Commission File No. 1-7215


                              PEERLESS TUBE COMPANY


New Jersey (State of Jurisdiction)                  22-1191280 (E.I.N.)

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

Yes[x]   No[ ]



Common Stock, Par Value                        $1.33-1/3
Outstanding at December 30, 2000.       2,462,973 shares






PEERLESS TUBE COMPANY 2000 ANNUAL REPORT FORM 10-K                            1



                                                 Table of Contents



                Item                                                                                           Page

Part I.         1        Business                                                                                 3
                2        Properties                                                                               6
                3        Legal Proceedings                                                                        6
                4        Submission of Matters to a Vote of Security Holders                                      6

Part II.        5        Market for the Registrant's Common Stock and Related Stockholder Matters.                8
                6        Selected Financial Data                                                                  8
                7        Management's Discussion and Analysis of Financial Condition and Results of               8
                         Operations
                8        Financial Statements and Supplementary Data                                              8

                9        Changes in and Disagreements with Accountants on Accounting and Financial                9
                         Disclosure

Part III.       10       Directors and Executive Officers of the Registrant                                     10*
                11       Executive Compensation                                                                 10*
                12       Security Ownership of Certain Beneficial Owners and Management                         10*
                13       Certain Relationships and Related Transactions                                         10*

Part IV.        14       Exhibits, Financial Statement Schedules and Reports on Form 8-K                        11

                         Signatures




*These items are omitted since the Registrant has simultaneously filed with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors. Certain information relating to the Executive Officers of the Registrant appears on page 7 and 10 of this report.



PEERLESS TUBE COMPANY 2000 ANNUAL REPORT FORM 10-K                            2

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



---------------------------------------------------------------------------------------------------------
                                            Sales 1998-2000
---------------------------------------------------------------------------------------------------------



Description                                     2000                     1999                     1998

Seamless aerosol cans                       $10,639,000               $12,280,000            $14,300,000
Collapsible metal tubes                       1,429,000                 1,279,000                782,000
Miscellaneous                                   655,000                   822,000                475,000
                                            -----------               -----------            -----------
Total                                       $12,723,000               $14,381,000            $15,557,000
                                            ===========               ===========            ===========



The Company supplies approximately 100 customers including 15-20 major accounts. In 2000, three customers accounted for 43% (17%, 16% and 10%) of the Company's sales. In 1999, two customers accounted for 45% (32% and 13%) of the Company's sales. In 1998, two customers accounted for 60% (48% and 12%) of the Company's sales.

Excess capacity in the industry has had an adverse effect on the Company. However, steps are currently being taken to implement operational changes and reduce costs in order to offset the loss in volume. The change in sales mix from 1998 to 2000 is a result of increased demand in collapsible metal tubes and increased price pressure brought on by a stronger U.S. dollar. The current sales backlog of production orders and inventory on hand is slightly less than last year. This position can change rapidly as customers


PEERLESS TUBE COMPANY 2000 ANNUAL REPORT FORM 10-K                            3
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

6.       Packaging the product.

Solid aluminum slugs are first fed through a hopper into an impact extrusion press 250-400 tons pressure at impact point. Then the containers, now recognizable as such, are fed by conveyors, during which time a micrometer and other tests are made periodically to check wall and bottom thickness, into a trimmer that shears the side wall to correct length. After the container shells have been trimmed, the containers are conveyed through one or more ovens and washing tanks. Then they are fed back onto a production line where they are spun on spindles or other transfer devices, and sprayed with coats of the desired internal resin liner. To set these resins for maximum resistance to certain product corrosivity, the containers are preheated and baked in an oven at very high temperatures (over 500(Degree) F). A vinyl or epoxy-type base coat of the desired color is then sprayed on the outside of the container. After going through another drying oven, the containers are positioned for lithography (of up to six colors) on an offset press and then dried. If specifications call for a high degree of protection of the container finish against possible marring by product spray or drip, the containers are then given a coating with an external clear lacquer, usually of the epoxy type. After final drying, a rolling machine turns the neck inward or outward, so that the lip touches the inside of the neck to form a continuous interior circumferential bead leaving the mouth circular. In addition to product compatibility discussed below, this necking process, plus the seamless construction and the exceptionally high bursting strength, gives the aerosol its chief selling appeal from a technical standpoint; while the seamless construction combined with the printing capability provides the aesthetic appeal and marketability. The finished products, at a rate of up to 150 per minute, are packed for shipment to the customer.

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


PEERLESS TUBE COMPANY 2000 ANNUAL REPORT FORM 10-K                            4

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

SEGMENT DATA

The Company has one segment of business, which is the manufacture of containers, either aluminum cans or tubes. All of its major product lines are sold to the same marketer and/or manufacturing industries for highly similar end uses. All products are fabricated by the extrusion method of forming metal and many customers are buying all product lines for sale to essentially the same markets. The products are manufactured under the same roof with overlapping labor forces and overhead, and on similar machinery.


RAW MATERIALS

The basic raw materials essential to the operation of the Company are aluminum ingot, paint, ink and paper products for packaging and shipping containers. All necessary supplies are readily available. The Company has a supply agreement for aluminum slugs that expires in the year 2005. The Company has the right to purchase from a third party supplier if the supplier is unable to ship slugs when needed.


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

The Company is and has been engaged in handling, manufacture, use or disposal of several substances, which are classified as hazardous or toxic by one or more regulatory agencies. The Company believes that its handling, manufacture, use and disposal of such substances have generally been in accord with environmental law and regulations. It is possible, however, that future knowledge or other developments, such as improved capability to detect such substances in the environment, increasingly strict environmental laws and standards and enforcement policies there under, could bring into question the Company's handling, manufacture, use, or disposal of such substances.

EMPLOYEES

The Company presently employs approximately 110-120 persons at its facility located in Bloomfield, New Jersey. The Company is a non-union organization and management's relationship with its employees is considered excellent.


PEERLESS TUBE COMPANY 2000 ANNUAL REPORT FORM 10-K                            5

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

ITEM 3: LEGAL PROCEEDINGS

In January 1998, a jury verdict was rendered against the Company in a lawsuit filed by a former employee alleging age discrimination and breach of contract. The amount of damages and attorney's fees awarded to the employee approximated $638,000. On June 5, 1998, a settlement agreement with the former employee was reached whereby the Company will pay, over a two-year period, a total of $700,000 including interest, of which $60,000 was paid in 1998. In June 1999, as part of a further agreement, $600,000 was paid as full and final settlement of the suit.

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


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Shareholders at the annual meeting, expected to be held on or before December 2001, will be asked to elect the Board of Directors and ratify the Company's independent auditors.

PEERLESS TUBE COMPANY 2000 ANNUAL REPORT FORM 10-K                            6



                                           Executive Officers of the Registrant
---------------------------------------------------------------------------------------------------------------------------
Name, position                              Officer    Age                        Business Background
                                             since
---------------------------------------------------------------------------------------------------------------------------

Frederic Remington, Chairman of the          1965       72    Elected  to the  Board  of  Directors  in 1965.  Joined  the
Board, Chief Executive Officer                                Company in 1950 after  attending  Temple  University and New
                                                              Jersey Institute of Technology, formerly Newark College of
                                                              Engineering. Vice President, Operations in 1968, Vice
                                                              President, Engineering in 1977, Senior Vice President,
                                                              Engineering in 1986 and Chairman of the Board and Chief
                                                              Executive Officer in 1989.
---------------------------------------------------------------------------------------------------------------------------
Richard W. Potts, President and Director     1970       65    Elected  to the  Board of  Directors  in 1970.  Bachelor  of
                                                              Science degree from Rensselaer  Polytechnic  Institute and a
                                                              Master's  Degree from Newark College of Engineering  (NJIT).
                                                              Joined the Company in 1963.  Vice  President,  Manufacturing
                                                              since  1968.  Senior  Vice  President,  Production  in 1986.
                                                              President  and Chief  Operating  Officer in 1989.  Member of
                                                              the Executive Committee of the Board.
---------------------------------------------------------------------------------------------------------------------------
Ann Gaccione, Corporate Secretary            1992       64    Joined   the   Company   in  1978.   Secretary,   1978-1988;
                                                              assistant  corporate  secretary,  1989-1991;  and  executive secretary  and  administrative  assistant to the Chairman of the Board, 1989 to present.
------------------------------------------ ---------- ------- -------------------------------------------------------------

PEERLESS TUBE COMPANY 2000 ANNUAL REPORT FORM 10-K                            7

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

The range of the high and low common stock sale's prices as reported by the NASD bulletin board over the counter for each of the quarters for the years ended December 31, 2000, 1999, and 1998 are listed as follows:

------------------------------------------------------------------------
     Quarter                 2000             1999              1998
------------------------------------------------------------------------
        1                    $0.3500          $0.4400           $0.3125
                             $0.2000          $0.3750           $0.2600
        2                    $0.4600          $0.4400           $0.4375
                             $0.2000          $0.4400           $0.2800
        3                    $0.2800          $0.6250           $0.2800
                             $0.1000          $0.5000           $0.1250
        4                    $0.2400          $0.6600           $0.2500
                             $0.0400          $0.3750           $0.0625
------------------------------------------------------------------------

There were no stock or cash dividends declared or paid since 1989. Under the Company's loan agreement, the Company is restricted from the payment of dividends.

The approximate number of record holders of the Company's Common Stock, at December 31, 2000, was 1,100.

ITEM 6: SELECTED FINANCIAL DATA

Selected financial data for the five years ended December 31, 2000 is presented on page 20 of this report.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis is presented on pages 4 to 11 of this report.


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements, together with the reports therein of Goldstein Golub Kessler LLP dated April 19, 2001 appear on pages 22-34, of this report.


PEERLESS TUBE COMPANY 2000 ANNUAL REPORT FORM 10-K                            8

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on any auditing, accounting or financial disclosure in 2000.


PEERLESS TUBE COMPANY 2000 ANNUAL REPORT FORM 10-K                            9

--------------------------------------------------------------------------------
                                    Part III.
--------------------------------------------------------------------------------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information, relating to the directors of the Registrant, as well as information relating to compliance with section 16(a) of the Securities Exchange Act of 1934 is contained in a definitive Proxy statement primarily involving election of directors and appointment of independent accountants. The Registrant is simultaneously filing this document with the Securities and Exchange Commission pursuant to Regulation 14a, and such information is incorporated by reference. Certain other information relating to the Executive Officers of the Registrant appears on page 7 of this Form 10-K Annual Report.

ITEM 11: EXECUTIVE COMPENSATION

Information relating to executive compensation is also contained in the Proxy statement referred to above in Item 10: Directors and Executive Officers of the Registrant and such information is incorporated by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners and management is also contained in the Proxy statement referred to above in Item 10: Directors and Executive Officers of the Registrant and such information is incorporated by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions can be found on page 13, management section, of the Company's 1998 annual report to stockholders and incorporated herein by reference.



PEERLESS TUBE COMPANY 2000 ANNUAL REPORT FORM 10-K                            10

--------------------------------------------------------------------------------
                                    Part IV.
--------------------------------------------------------------------------------


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:


---------------------------------------------------------------------------------------------------------------------
                                                                                            Form 10-K Annual Report
                                                                                                      Page
                 Description

          (1)    Consolidated Financial Statements*:
a.)              Report of Independent Auditors                                                        22
                 Consolidated Balance Sheets as of December 31, 2000                                   23
                        and 1999
                 Consolidated Statements of Operations and Accumulated                                 25
                       Deficit For the Years Ended December 31, 2000,
                       1999, and 1998
                 Consolidated Statements of Cash Flows for the Years Ended                           26-34
                       December 31, 2000, 1999 and 1998.
                 Notes to the Consolidated Financial Statements
          (2)    Consolidated Financial Statement Schedules:
                       None Required
b.)                    No reports on Form 8-K were filed during the last
                       quarter covered by this report.
c.)                    All other documents have been filed and are
                       incorporated by reference.
---------------------------------------------------------------------------------------------------------------------

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


PEERLESS TUBE COMPANY 2000 ANNUAL REPORT FORM 10-K                            11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PEERLESS TUBE COMPANY

                               Registrant
                               By:


                               ___________________________________
                               Frederic Remington, Jr.
                               Chairman of the Board and Chief Executive Officer


                               By:


                               ___________________________________
                               Richard W. Potts
                               President and Director




PEERLESS TUBE COMPANY 2000 ANNUAL REPORT FORM 10-K                            12

--------------------------------------------------------------------------------

OUR VISION                      We will be one of the leaders in the packaging
                                industry, successful in everything we do.

--------------------------------------------------------------------------------

OUR                             We will achieve our Vision by being a Total
COMMITMENT                      Quality Company, continuously improving our
                                processes to satisfy our internal and external customers.

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
--------------------------------------------------------------------------------


PEERLESS TUBE COMPANY 2000 ANNUAL REPORT FORM 10-K                            13

--------------------------------------------------------------------------------
SALES AND RESULTS OF OPERATIONS 2000 COMPARED TO 1999
--------------------------------------------------------------------------------

SALES

Net sales for the year ended December 31, 2000 decreased $1,658,000 or 13% on sales of $12,723,000 when compared to 1999 net sales of $14,381,000. Aerosol sales volume for 2000 was $10,639,000 as compared with sales for 1999 of $12,280,000 or a decrease of 15%. Aluminum tube sales for 2000 were $1,429,000 as compared with 1999 tube sales of $1,279,000 or an increase of 11%. Miscellaneous sales for 2000 totaled $655,000 as compared to $822,000 in 1999. The decrease in sales was a result of increasing price pressure brought on by a strong U.S. Dollar.

In 2000, the Company's sales to three customers accounted for 43% (17%, 16% and 10%) of the Company's total sales. In 1999, two customers accounted for 45% (32% and 13%) of the Company's sales.

GROSS MARGIN TRENDS AND DISCUSSION

The gross profit for the years ended December 31, 2000 and December 31, 1999 was $654,000 or 5.1% of sales and $1,242,000 or 8.6% of sales respectively.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended December 31, 2000 were $1,709,000 or 13% of sales as compared to $1,578,000 or 11% for the year ended December 1999.

INTEREST EXPENSE, AND OTHER INCOME, NET

Interest expense for the year ended December 31, 2000 was $443,000 as compared to $335,000 in 1999.

Other income for the year ended December 31, 2000 was $221,000 as compared to $336,000 for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a negative working capital of $1,585,000 at December 31, 2000. This was a $1,164,000 decrease from the negative working capital of $421,000 at December 31, 1999.

Cash at December 31, 2000 was $18,000 or a decrease of $32,000 when compared to the same date in 1999. The Company has a working capital loan secured by the Company's accounts receivables and inventories and a term loan secured by property, plant and equipment. Management must monitor its cash resources very closely. Operational improvements, aggressive marketing, and favorable aluminum pricing will be required in order to improve cash availability.


PEERLESS TUBE COMPANY 2000 ANNUAL REPORT FORM 10-K                            14

--------------------------------------------------------------------------------
SALES AND RESULTS OF OPERATIONS 1999 COMPARED TO 1998
--------------------------------------------------------------------------------

SALES

Net sales for the year ended December 31, 1999 decreased $1,176,000 or 8% on sales of $14,381,000 when compared to 1998 net sales of $15,557,000. Aerosol volume for 1999 was $12,280,000 as compared with sales for 1998 of $14,300,000 or a decrease of 14%. Aluminum tube sales for 1999 were $1,279,000 as compared with 1998 tube sales of $782,000 or an increase of 63%. Miscellaneous sales for 1999 totaled $822,000 as compared to $475,000 in 1998. The decrease in sales was a result of a slight decrease in sales to a major customer.

In 1999, the Company's sales to two customers accounted for 45% (32% and 13%) of the Company's total sales. In 1998, two customers accounted for 60% (48% and 12%) of the Company's sales.

GROSS MARGIN TRENDS AND DISCUSSION

The gross profit for the years ended December 31, 1999 and December 31, 1998 was $1,242,000 or 8.6% of sales and $303,000 or 2.0% of sales respectively.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended December 31, 1999 were $1,578,000 or 11% of sales as compared to $1,878,000 or 12% for the year ended December 1998.

INTEREST EXPENSE, AND OTHER INCOME, NET

Interest expense for the year ended December 31, 1999 was $335,000 as compared to $270,000 in 1998.

Other income for the year ended December 31, 1999 was $221,000 as compared to $1,000 for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a negative working capital of $421,000 at December 31, 1999. This was a $1,314,000 increase from the negative working capital of $1,735,000 at December 31, 1998.

Cash at December 31, 1999 was $50,000 or an increase of $35,000 when compared to the same date in 1998. In order to meet cash requirements during 1999 and fund certain obligations, the Company refinanced its secured credit facility with a major lender. The Company was able to increase its line of credit and minimize the drain in working capital.

The Company has a working capital loan secured by the Company's accounts receivables and inventories and a term loan secured by property, plant and equipment.

Management must monitor its cash resources very closely. Operational improvements, aggressive marketing, and favorable aluminum pricing will be required in order to improve cash availability.


PEERLESS TUBE COMPANY 2000 ANNUAL REPORT FORM 10-K                            15

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


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended December 31, 1998 were $1,878,000 or 12% of sales as compared to $2,778,000 or 17% for the year ended December 1997.

INTEREST EXPENSE, AND OTHER INCOME, NET

Interest expense for the year ended December 31, 1998 was $270,000 as compared to $278,000 in 1997.

Other income for the year ended December 31, 1998 was $1,000,000 as compared to $89,000 for the year ended December 31, 1997. Most of the other income in 1997 related to the surrender of life insurance policies.

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


PEERLESS TUBE COMPANY 2000 ANNUAL REPORT FORM 10-K                            16

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


PEERLESS TUBE COMPANY 2000 ANNUAL REPORT FORM 10-K                            17

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



















PEERLESS TUBE COMPANY 2000 ANNUAL REPORT FORM 10-K                            18

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



PEERLESS TUBE COMPANY 2000 ANNUAL REPORT FORM 10-K                            19

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

At present, the Company's results have been favorably impacted by the market price of aluminum. Also, as discussed earlier, the Company has covered its aluminum requirements at a price that will protect sales at the gross margin level. Other operating cost have not been significantly impacted by inflation, however, very competitive pricing in the industry will continue to be a problem.

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

The debt -equity- ratio at December 31, 1996 was 1.5:1 compared to 3.7:1 at December 31, 1994. The change in this financial ration was adversely impacted by the Company's operating loss in 1996.

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



PEERLESS TUBE COMPANY 2000 ANNUAL REPORT FORM 10-K                            20



PEERLESS TUBE COMPANY                            2000           1999            1998           1997            1996
SELECTED FINANCIAL DATA FIVE                     ----           ----            ----           ----            ----
YEARS ENDED DECEMBER 31,

                                 Net sales    $12,723,000     $14,381,000    $15,557,000     $16,288,000    $23,616,000

                         Net income (loss)   ($1,277,000)      ($275,000)   ($1,840,000)    ($2,739,000)       $766,000

      Average number of shares outstanding     $2,462,973      $2,462,973     $2,462,973      $2,462,973     $2,462,973

               Net income (loss) per share        ($0.52)         ($0.11)        ($0.75)         ($1.11)          $0.31

                   Cash dividends declared             $0              $0             $0              $0             $0

                 Working capital (deficit)   ($1,585,000)      ($421,000)   ($1,735,000)      ($153,000)     ($225,000)

                             Current ratio           $0.6            $0.9           $0.6            $1.0           $1.0

   Property, plant and equipment - at cost    $19,700,000     $19,700,000    $19,700,000     $19,700,000    $19,638,000

                  Accumulated depreciation    $18,672,000     $18,282,000    $17,562,000     $16,714,000    $15,514,000

       Property, plant and equipment - net     $1,028,000      $1,418,000     $2,138,000      $2,986,000     $4,124,000

                              Total assets     $3,435,000      $3,988,000     $4,656,000      $6,429,000    $10,030,000

                            Long-term debt     $1,408,000      $1,715,000       $651,000        $891,000       $484,000

                         Total liabilities     $5,538,000      $4,814,000     $5,207,000      $5,140,000     $6,002,000

             Stockholders equity (deficit)   ($2,103,000)      ($826,000)     ($551,000)      $1,289,000     $4,028,000

                      Debt to equity ratio            N/A             N/A            N/A             4.1            1.5



* For the year ended  December  31, 1996,  the net income  included a recognized gain of $1,555,000, net of Puerto Rico capital gains tax, in connection with the termination of the sale leaseback of the Puerto Rico facility.



PEERLESS TUBE COMPANY 2000 ANNUAL REPORT FORM 10-K                            21

                                            PEERLESS TUBE COMPANY AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
================================================================================

DECEMBER 31,                                                2000            1999
--------------------------------------------------------------------------------
                                                   (rounded to nearest thousand)

ASSETS

Current:

 Cash                                                $    18,000     $    50,000
 Accounts receivable, net of allowance for doubtful
  accounts of $100,000                                 1,323,000       1,373,000
  Inventories                                            808,000         919,000
  Prepaid expenses and other current assets              123,000          63,000
--------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                              2,272,000       2,405,000

Property, Plant and Equipment, net                     1,028,000       1,418,000

Deferred Financing Costs                                 135,000         165,000

Deferred Tax Assets, net of valuation allowance of
 $6,204,000 and $5,701,000, respectively
--------------------------------------------------------------------------------
     TOTAL ASSETS                                    $ 3,435,000     $ 3,988,000
================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
 Accounts payable                                    $ 1,509,000     $   740,000
 Accrued liabilities                                     715,000         595,000
 Revolving credit line                                 1,515,000       1,184,000
 Current portion of long-term debt                       307,000         307,000
--------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                         4,047,000       2,826,000

Long-term Debt                                         1,408,000       1,715,000

Other Liabilities                                        273,000         273,000
--------------------------------------------------------------------------------
     TOTAL LIABILITIES                                 5,728,000       4,814,000
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficiency:
 Common stock - $1.333 par value; authorized
    5,000,000 shares, issued 2,536,935 shares          3,382,000      3,382,000
 Additional paid-in capital                           14,439,000     14,439,000
 Accumulated deficit                                 (19,770,000)   (18,303,000)
 Less 73.962 shares of treasury stock, at cost          (344,000)      (344,000)
--------------------------------------------------------------------------------
     STOCKHOLDERS' DEFICIENCY                         (2,293,000)      (826,000)
--------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY  $ 3,435,000    $ 3,988,000
================================================================================

                  The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

                                            PEERLESS TUBE COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
================================================================================

YEARS ENDED DECEMBER 31, 1998, 1999 and 2000

-------------------------------------------------------------------------------------------------------------------------------

                                                        ADDITIONAL   RETAINED EARNINGS                             TOTAL
                                COMMON                   PAID-IN      (ACCUMULATED       TREASURY STOCK,   STOCKHOLDERS' EQUITY
                                SHARES      AMOUNT       CAPITAL         DEFICIT)            AT COST           (DEFICIENCY)
--------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998     2,536,935   $3,382,000    $14,439,000   $(16,188,000)         $(344,000)          $ 1,289,000

Net loss                                                                 (1,840,000)                              (1,840,000)
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998   2,536,935    3,382,000     14,439,000    (18,028,000)          (344,000)             (551,000)

Net loss                                                                   (275,000)                                (275,000)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999   2,536,935    3,382,000     14,439,000    (18,303,000)          (344,000)             (826,000)

Net loss                                                                 (1,467,000)                              (1,467,000)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000   2,536,935   $3,382,000    $14,439,000   $(19,770,000)         $(344,000)           (2,293,000)
=================================================================================================================================


                                                                   The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

                                            PEERLESS TUBE COMPANY AND SUBSIDIARY
                                            CONSOLIDATED STATEMENT OF OPERATIONS
================================================================================

YEAR ENDED DECEMBER 31,                      2000          1999         1998
--------------------------------------------------------------------------------
                         (rounded to nearest thousand, except per share amounts)

Net sales                              $12,723,000   $14,381,000   $15,557,000

Cost of sales                           12,069,000    13,139,000    15,254,000
--------------------------------------------------------------------------------

Gross profit                               654,000     1,242,000       303,000

Selling, general and administrative
 expenses                                1,709,000     1,518,000     1,874,000
--------------------------------------------------------------------------------
Loss from operations                    (1,055,000)     (276,000)   (1,571,000)
--------------------------------------------------------------------------------

Other income (expense)
 Interest expense                         (443,000)     (335,000)     (270,000)
 Other income, net                          31,000       336,000         1,000
--------------------------------------------------------------------------------
                                          (412,000)        1,000      (269,000)
--------------------------------------------------------------------------------
Net loss                               $(1,467,000)  $  (275,000)  $(1,840,000)
================================================================================
Basic and diluted loss per share       $      (.60)  $      (.11)  $       (75)
================================================================================

Weighted-average shares outstanding      2,462,973   $ 2,462,973     2,462,973
================================================================================


                  The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financing statements.

                                            PEERLESS TUBE COMPANY AND SUBSIDIARY
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================

YEAR ENDED DECEMBER 31,                          2000         1999         1998
--------------------------------------------------------------------------------
                                              (rounded to nearest thousand)

Cash flows from operating activities:
 Net loss                                 $(1,467,000)  $ (275,000) $(1,840,000)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization              420,000      735,000      848,000
   Provision for bad debts                                             (110,000)
   (Increase) decrease in operating assets:
     Accounts receivable                       50,000     (189,000)     (91,000)
     Inventories                              111,000      314,000      981,000
     Prepaid expenses and other current
      assets                                  (60,000)      23,000      (40,000)
     Other assets                                                        10,000
    Increase (decrease) in operating
     liabilities:
     Accounts payable                         769,000   (1,264,000)      14,000
     Accrued liabilities                      121,000     (550,000)     378,000
     Other liabilities                                     (30,000)    (360,000)
--------------------------------------------------------------------------------
       NET CASH USED IN OPERATING ACTIVITIES  (56,000)  (1,236,000)    (210,000)
--------------------------------------------------------------------------------

Cash flows from financing activities:
 Net borrowings under credit line             331,000      316,000      271,000
 Net (reduction of) proceeds from long-term
  debt and current maturities                (307,000)   1,135,000     (236,000)
 Payment of deferred financing costs                      (180,000)
--------------------------------------------------------------------------------
       NET CASH PROVIDED BY FINANCING
        ACTIVITIES                             24,000    1,271,000       35,000
--------------------------------------------------------------------------------
Net increase (decrease) in cash               (32,000)      35,000     (175,000)

Cash at beginning of year                      50,000       15,000      190,000
--------------------------------------------------------------------------------
Cash at end of year                       $    18,000   $   50,000  $    15,000
================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Cash paid during the year for interest    $   443,000   $  335,000  $   270,000
================================================================================

                 The accompanying notes and independent auditors's report should be read in conjunction with the consolidated financing statements

                                            PEERLESS TUBE COMPANY AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

1. BUSINESS         Peerless Tube Company and Subsidiary (the "Company")
   ORGANIZATION     supplies collapsible metal tubes and seamless aluminum
   AND SIGNIFICANT  aerosol containers to national marketers primarily in the
   ACCOUNTING       pharmaceutical, cosmetic and toiletry industries.
   POLICIES:        Manufacturing facilities are located in Bloomfield, NJ.

                    The consolidated financial statements of the Company include the accounts of Peerless and its wholly owned inactive subsidiary. Peerless Tube Company and Subsidiary of Puerto Rico, Inc. All significant intercompany accounts and transactions have been eliminated.

                    Inventories are stated at the lower of cost (first-in, first-out method) or market.

                    Depreciation of property, plant and equipment is provided for by the straight-line and the declining-balance methods over the estimated useful lives of the related assets.

                    Property, plant and equipment is stated at the lower of cost, less accumulate depreciation, or net realizable value.

                    Revenue from sales of products is recognized at the date of shipment to customers.

                    The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts.

                    Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards and warrants. Potential common stock has not been included in the computation of diluted EPS since the effect would be antidilutive.

                    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

                    Statement of Financial Accounting Standards ("SFAS")
                    No. 107. Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107

                                            PEERLESS TUBE COMPANY AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================


                    as cash, evidence of ownership interest in equity, or a contracutal obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2000 and 1999, management believes that the carrying amount of the revolving credit line approximates fair value because of the short maturity of this financial instrument. The carrying value of the Company's long-term debt is considered to approximate fair value based upon current borrowing rates offered to the Company.

                    Costs incurred in 1999 in the amount of approximately $180,000 in connection with obtaining the borrowings described in Note 8 have been deferred and are being amortized over the terms of the borrowing by the straight-line method. Accumulated amortization at December 31, 2000 is approximately $45,000.

                    Advertising costs are expensed as incurred. For the years ended December 31, 2000 and 1999, advertising expense was $39,000 and $29,000, respectively.

                    The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

2. BUSINESS AND     The accompanying consolidated financial statements have been
   DEBT             prepared in conformity with generally accepted accounting
   RESTRUCTURING    principles, which contemplate continuation of the Company as a going concern. Since 1988, however, the Company has suffered recurring losses from operations and negative cash flows and currently has a stockholders' deficiency. These conditions raise substantial doubt about its ability to continue as a going concern.

                    The Company's management has continually evaluated and reshape its business to improve the operational results of the Company and respond to the changes in the economic and competitive market in which the Company operates. Major cost and head count reduction programs previously implemented focused on reduction of pension and employee benefits, particularly changes to healthcare benefits. Except for periodic additions to meet peaks in sales demand, the Company has reduced its workforce, both salaried and hourly. Management introduced and implemented new programs to improve its production, inventory management and management cost accounting systems.

                    With the anticipated cooperation of its secured lender and the additional consolidation of plant assets, management believes that actions presently being taken to improve the Company's operating performance including reductions of staffing levels and stabilization of raw material prices will provide adequate working capital, help minimize the financial losses and create the opportunity for the Company to continue as a going concern.

                                            PEERLESS TUBE COMPANY AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCING STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

3. INVENTORIES:     Inventories are comprises of the following:

                    December 31,                            2000         1999
                    ------------------- --------------------------------------
                    Raw materials                        $570,000     $510,000
                    Finished goods                        238,000      409,000
                    ------------------- ---------------------------------------
                                                         $808,000     $919,000
                    ============================================================

4. PROPERTY,        Property, plant and equipment is comprised of the following:
   PLANT AND
   EQUIPMENT:                                                          Estimated
                     December 31,              2000         1999    Useful Life
                    -----------------------------------------------------------

                      Land              $   462,000  $   462,000
                      Buildings and
                       improvements       4,348,000    4,348,000  10 to 45 years
                      Machinery and
                       equipment         13,276,000   13,276,000   7 to 13 years
                      Furniture,
                       fixtures
                       and office
                       equipment          1,614,000    1,614,000   5 to 10 years
                    -----------------------------------------------------------
                                         19,700,000   19,700,000
                     Less accumulated
                      depreciation and
                      amortization      (18,672,000) (18,282,000)
                    -----------------------------------------------------------
                                        $ 1,028,000  $ 1,418,000
                    ===========================================================

                    Substantially all of the Company's equipment serves as collateral for short- and long-term borrowings (see Notes 7 and 8).

5. ACCRUED          Accrued liabilities are comprised of the following:
   LIABILITIES:
                    December 31,                             2000          1999
                    ------------------------------------------------------------

                    Payroll, payroll taxes and payroll-
                     related costs                       $181,000      $168,000
                    Professional fees                     163,000       145,000
                    Deferred revenue                       38,000       105,000
                    Environmental                         290,000       100,000
                    All other                              44,000        77,000
                    ------------------------------------------------------------

                                                         $716,000      $595,000
                    ============================================================

                                            PEERLESS TUBE COMPANY AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

6. INCOME TAXES:    The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

                    Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:



                    December 31,                                       2000           1999
                    -----------------------------------------------------------------------

                    Deferred tax assets:
                     Postretirement benefits other than pensions                $    12,000
                     Accrual differences                           $   123,000      123,000
                     Accounts receivable and inventory valuation
                      allowances                                       123,000      123,000
                     Net operating loss carryforward                 5,612,000    5,097,000
                     Investment tax credit carryforward                346,000      346,000
                    -----------------------------------------------------------------------
                                                                     6,204,000    5,701,000
                    Valuation allowance                             (6,204,000)  (5,701,000)
                    -----------------------------------------------------------------------
                                                                   $   -0-      $    -0-
                    =======================================================================


                    The provision (benefit) for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:



                    Year ended December 31,                2000           1999         1998
                    -----------------------------------------------------------------------

                    Federal statutory rate                 (34)%          (34)%         (34)%
                    Increase in valuation allowance         34             34            34
                    -----------------------------------------------------------------------
                                                            -0-%           -0-%          -0-%
                    =======================================================================


                    At December 31, 2000, the Company had cumulative net operating loss carryforwards of approximately $16,000,000 available to offset future taxable income. These carryforwards will expire in various years through 2020.

                    At December 31, 2000 and 1999, the Company had investment tax credit carryforwards of approximately $346,000 available to be carried forward to offset future taxes payable. A substantial portion of these carryforwards will expire in the year 2001.

7. REVOLVING        During 1999, the Company terminated its revolving credit
   CREDIT           facility with an asset-based working capital lender and
   FACILITY:        entered into a refinancing agreement with a major national asset-based lender covering both a new revolving credit facility and a new term loan. This credit facility expires in July 2006. Borrowings are based on specified levels of accounts receivable and inventories of the Company and bear interest at the prime rate (9.5% at December 31, 2000) plus 3% on the outstanding balance. The maximum amount available under the line of credit is

                                            PEERLESS TUBE COMPANY AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================


                    $5,000,000 less the principal balance of the equipment term loan ($1,715,000 at December 31, 2000) (see Note 8).

                    Certain of the terms of the revolving credit agreement, as amended, require the pledge of substantially all the Company's assets as collateral.

                    Proceeds from these borrowings were used to 1) repay the existing asset-based lender in full, 2) pay the $600,000 ($640,000 less $40,000 settlement) remaining due from the lawsuit verdict in favor of a former employee (pursuant to the terms of the settlement agreement, the Company paid $700,000, including interest, to this former employee over a two-year period. The settlement award was charged to operations in 1998); and 3) to pay all real estate and other taxes as well as other past due accounts payable.

8. LONG-TERM        Long-term debt is comprised of the following:
   DEBT:


                    December 31,                                             2000          1999
                    -------------------------------------------------------------------------------

                    Equipment term loan payable in monthly
                    installments of $25,600 plus interest through
                    July 1, 2006. The loan bears interest at the prime
                    rate (9.5% at December 31, 2000) plus 3%               $1,715,000    $2,022,000

                    Less current portion                                     (307,000)     (307,000)
                    -------------------------------------------------------------------------------
                      LONG-TERM DEBT                                        1,408,000    $1,715,000
                    ===============================================================================


                    Maturities of long-term debt are as follows:

                    Year ended December 31,

                            2001                                                         $  307,000
                            2002                                                            307,000
                            2003                                                            307,000
                            2004                                                            307,000
                            2005                                                            307,000
                          Thereafter                                                        180,000
                    -------------------------------------------------------------------------------
                                                                                         $1,715,000
                    ===============================================================================



9. RETIREMENT       The Company maintained a noncontributory defined benefit
   PLANS:           plan covering most of its domestic employees. The plan was formally terminated effective August 1, 1997. On or about
                    October 15, 1998, lump-sum payments were made to the remaining participants in complete settlement of all benefit obligations under the plan. There were residual assets remaining in the plan subsequent to these lump-sum payments. The overfunded amount, less termination charges, taxes and other required costs, was not expected to be material and was to revert to the Company. Therefore, the prepaid cost of $625,000 at the termination date was charged to operations in 1998. During February 1999, the Company received a

                                            PEERLESS TUBE COMPANY AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

                    final payment of $306,000 for the overfunded amount which has been reflected in other income at December 31, 1999.

                    Commencing in 1995, the Company offered a 401(k) retirement savings plan to all nonunion full-time employees who have completed one year of employment. Employees may contribute a percentage of their gross salaries as defined in the plan, subject to limits prescribed by the Internal Revenue Service. The Company's contributions are at the discretion of the board of directors. Participants are fully vested upon entering the plan. Officers of the Company serve as trustees of the plan. Company contributions were approximately $14,000 in 2000 and approximately $13,000 or 1998. There were no Company contributions for 1999.

10. STOCK OPTION    In 1992, the Company adopted a stock option plan under which
    PLANS:          incentive stock options may be granted to officers and key employees to purchase up to a maximum of 250,000 shares of common stock. The options granted to employees under the plan are to vest and become exercisable at the rate of 25% per year following the grant of such options provided that certain conditions are satisfied. The stock options are exercisable at a price of not less than 100%, or 110% in the case of a 10% or greater stockholder, of the market value at date of grant. The exercise price of options issued is $.52 per share. All options are exercisable over a 10-year period, except for 10% or greater stockholders, in which case the period is 5 years. Activity in stock options during the years was as follows:


                                                                                               Weighted-
                                                                                                Average
                                                                                            Exercise Price
                    Year ended December 31,                2000        1999        1998      2000     1999     1998
                    -----------------------------------------------------------------------------------------------
                    Outstanding at beginning of year      150,000                 109,800    $.52             $2.08
                    Granted during the year                           150,000                         $.52
                    Expired during the year                                      (109,800)                     2.50
                    -----------------------------------------------------------------------------------------------
                       OUTSTANDING AT END OF YEAR         150,000     150,000       -0-      $.52     $.52
                    ===============================================================================================
                    Options exercisable at year-end        75,000      37,500
                    ===============================================================================================


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

                                            PEERLESS TUBE COMPANY AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

                    If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss for the years ended December 31, 2000 and 1999 would approximate the pro forma amounts indicated below:

                    Year ended December 31,                 2000         1999
                    -----------------------------------------------------------
                    Net loss - as reported              $(1,467,000)  $(275,000)
                    Net loss - pro forma                $(1,486,000)  $(295,000)
                    Basic loss per share - as reported  $      (.60)  $    (.11)
                    Basic loss per share - pro forma    $      (.60)  $    (.12)
                    -----------------------------------------------------------

                    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended December 31, 1999; expected volatility of 184%, risk-free interest rate of 4.8%, no dividend yield and all options have expected lives of 10 years.

                    No stock options were granted by the Company during the years ended December 31, 2000 and 1998. Accordingly, no pro forma disclosures are presented.

11. OTHER POST-     The Company provides healthcare and life insurance benefits
    RETIREMENT      to certain active and retired employees. The Company adopted
    BENEFITS:       SFAS No. 106, Employer's Accounting for Post-retirement
                    Benefits Other Than Pensions. SFAS No. 106 requires the
                    Company to accrue the estimated cost of retiree benefit payments during an employee's active service life. The retiree medical and life insurance programs are not funded.
                    Claims and expenses are paid from the general assets of the Company. The balance of this accrual is adjusted based on actuarial adjustments and employment activity during the periods involved. The activity of this liability is as follows:

                    Year ended December 31,             2000      1999     1998
                    ------------------------------------------------------------
                    Beginning of year                 $36,000  $23,000  $23,000
                    Adjustment to recognize the cost
                    of benefits, net                    6,000   13,000
                    ------------------------------------------------------------
                      END OF YEAR                     $42,000  $36,000  $23,000
                    ============================================================

12. MAJOR CUS-      In 2000, three customers accounted for 43% (17%, 16% and
    TOMERS AND      10%) of the Company's sales. In 1999, two customers
    CONCENTRA-      accounted for 45% (32% and 13%) of the Company's sales. In
    TION OF CREDIT  1998, sales to two customers accounted for 60% (48% and
    RISK:           12%) of the Company's sales.

                                            PEERLESS TUBE COMPANY AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
================================================================================

                           Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. At December 31, 2000, in management's opinion, there is no significant risk of loss on these instruments and management believes its allowance for losses is adequate. Three customers accounted for approximately 49% of net accounts receivable at December 31, 2000.
13.    COMMITMENTS
       AND
       CONTINGENCIES:
                           In the ordinary course of business, the Company is a party to various lawsuits, the outcomes of which, in the opinion of management, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

                           The Company is and has been engaged in the handling, manufacture, use or disposal of several substances which are classified as hazardous or toxic by one or more regulatory agencies. The Company believes that its handling, manufacture, use and disposal of such substances have generally been in accord with environmental laws and regulations. It is possible, however, that future knowledge or other developments, such as improved capability to detect such substances in the environment increasingly strict environmental laws and standards and enforcement policies thereunder, could bring into question the Company's handling, manufacture, use or disposal of such substances.

                           The Company has and will continue to incur operating costs for environmental compliance. In connection with the removal of several underground storage tanks, the Company is monitoring several wells to ensure appropriate action is taken with respect to any ground water contamination. Future modifications and capital additions to existing equipment may also be required as regulations are enacted. At the present time, management is unable to fully estimate the amount of potential expenditures in these areas for future years, but believes the Company has acted prudently in its environmental practices and responsibilities.
14.  SUBSEQUENT
     EVENT:

                           On July 24, 2001, the Company received notice from the State of New Jersey Department of Environmental Protection that the Company was not in compliance with certain regulations, and penalties are being imposed. The Company has an accrual on its books which it believes will cover costs related to this matter. The Company counsel intends to fight this matter vigorously.